Form 10-K405
period 2001-12-31
TOPAZ GROUP INC
filed 2002-04-01
CIK 1059280

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-27415

                              THE TOPAZ GROUP, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                         91-1762285
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                      identification number)

                            126/1 KRUNGTHONBURI ROAD
                           BANGLAMPOO LANG, KLONGSARN
                             BANGKOK 10600 THAILAND

          (Address of principal executive offices, including zip code)

              (Registrant's telephone number, including area code)

                                   COPIES TO:

                           MITCHELL S. NUSSBAUM, ESQ.
                                 LOEB & LOEB LLP
                                 345 PARK AVENUE
                          NEW YORK, NEW YORK 10154-0037
                    TEL: (212) 407-4159; FAX: (212) 407-4990

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

      The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,981,963.80 based on the average bid and asked prices of the common stock as of March 15, 2002.

      As of March 15, 2002 2,134,886 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

================================================================================

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This Annual Report on Form 10-K contains forward-looking statements that involve

            o     business and growth strategies;

            o     financial condition and results of operations;

            o     forecasts; and

            o     trends, including growth, in the gem and jewelry markets.

            Forward-looking statements generally can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof (including their use in the negative), or by discussions of strategies, opportunities, plans or intentions. Such statements include but are not limited to statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations, " "Business," as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under "Risk Factors" and "Business."

            In addition, such forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in such forward-looking statements are reasonable, we cannot guarantee that our plans, intentions or expectations will be achieved. The information contained in this registration statement, including the section discussing risk factors, identifies important factors that could cause such differences.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

      The Topaz Group, Inc. and its subsidiaries (collectively referred thereto as The Topaz Group) is a vertically integrated manufacturing company engaged in manufacturing and selling fine jewelry products and a broad array of gemstones, including topaz, rubies, sapphires, emeralds, amethysts and a large variety of other semi-precious stones. Our jewelry products are sold throughout the world, with the United States representing our primary market. Our products are sold by department stores such as Sears, J.C. Penny, TJ Maxx and Marshalls, discount chains such as K-Mart, Wal-Mart, television marketers such as QVC and Home Shopping Network, large wholesalers such as Don's Wholesale and Colibri, and e-tailers. Our strengths in sourcing, cutting and polishing gemstones and our ability to design, craft and produce jewelry strategically position us to be a significant source of virtually any gem and jewelry product. However, our production capacity is largely focused on producing topaz stones due to our ability to control the entire manufacturing process from the acquisition of raw gemstones through the final phases of production. This process includes:

            o the sourcing of the highest quality materials directly from mines in various locations, including, primarily, Brazil, Africa and Sri Lanka;

            o     specialty gem cutting and polishing for mass production; and

            o the treatment of the cut gemstones through an irradiation process through our exclusive licensing agreement with the University of Missouri for the use of its nuclear reactor.

BACKGROUND

            OUR HISTORY

            The Topaz Group, Inc. and its subsidiaries or the "Topaz Group" is a Nevada corporation listed on the American Stock Exchange under the trading symbol "TPZ". We were originally incorporated in Utah as H&H Energy Corporation. After several name changes, we changed domicile by merging into Technivision, Inc., a Nevada corporation, in June 1996. In November 1996, Technivision changed its name to Chancellor Corporation. In 1999, Chancellor changed its name to The Topaz Group, Inc.

            In April 1999, we entered into two separate exchange agreements with Best Worth Agents, Ltd., a British Virgin Islands corporation or "Best Worth", to acquire all of the issued and outstanding preferred shares of Creative Gems and Jewelry Co., Ltd. and Advance Gems and Jewelry Co., Ltd., both Thai corporations. According to the terms of the exchange agreements, we acquired 99.7% of the voting and dividend participation rights in each Thai company from Best Worth in consideration for which Topaz issued 25,459,000 shares of series A convertible voting and participating preferred stock to Best Worth. On September 29, 2000, we authorized a "one for five" reverse stock split. The split did not affect our common stock's par value or the number of shares of our authorized common stock. On January 22, 2001, we amended our articles of incorporation to re-designate 50,000,000 of authorized preferred shares to create a new class of preferred stock, the series B preferred. On January 25, 2001, we announced an exchange of 20,130,250 series A preferred (representing five of each six shares of common stock outstanding per each series A holder) into 1,006,513 shares of the series B preferred. All share amounts have been adjusted to retroactively reflect the January 25, 2001 recapitalization.

            Our principal operating business of manufacturing and selling fine jewelry and gemstones are conducted through our three subsidiaries, Creative Gems and Jewelry Co., Ltd. or "Creative", Advance Gems and Jewelry Manufacturing Company or "Advance Manufacturing" and Advance Gems and Jewelry Co., Ltd. or "Advance". We have engaged in our principal operating business since approximately 1970. Creative primarily engages in manufacturing jewelry. Advance and Advance Manufacturing primarily engage in cutting, polishing and manufacturing gemstones. Advance Manufacturing was formed in 2000 to enable us to apply and qualify for tax-exempt status under a Thai governmental program designed to promote local employment.

            MARKET OVERVIEW

            Our primary market, the United States jewelry market, is a diverse retail environment. Retail outlets served include independent jewelry stores, chain store operations, discount giants, television marketers, department stores, and e-tailers. We are a supplier to a large segment of each of these markets and we sell our products at many levels of distribution. Our gemstone division is the main source of materials to our jewelry-manufacturing subsidiary which, in turn, sells finished jewelry products to wholesalers, importers and retailers.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      We operate in only one business segment, the manufacture and distribution of fine jewelry products and gemstones.

(c) NARRATIVE DESCRIPTION OF BUSINESS

            We source a wide variety of raw gemstones, cut and polish them and then professionally enhance the quality and color of the stones with different treatments depending on the stone type. These treatments range from heating the stones to treating them under high pressure and irradiation. After treatment, the stones move to our jewelry-manufacturing subsidiary where our highly skilled craftsmen and craftswomen design, mould, cast, file, polish and assemble fine jewelry products. We provide a broad range of fashionable jewelry targeted at a wide customer base, and direct our marketing efforts at retail customers who are likely to purchase jewelry at frequent intervals as fashions and styles change. The most significant volume of our business is based upon the sale of topaz gemstones and jewelry. However, we also produce jewelry incorporating other gemstones. We, through our subsidiary Creative, have entered into a joint venture agreement with Muthama Gemstones (Kenya) Limited, or MGK, for the sole supply of ruby material from the John Saul Mine located in East Africa which we believe has one of the largest ruby deposits in the world. Under our joint venture agreement, Creative and MGK, who are equal shareholders in the joint venture, agree to purchase rough ruby stones at a twenty-five percent (25%) discount from Rockland Kenya Limited or "Rockland", an entity which operates the John Saul Mine with funds provided equally by Creative and MGK. Under this agreement, Creative shall receive the rough ruby stones for cooking and cutting. The cost of which shall be borne equally by Creative and MGK and at a fixed rate of $135 per kilogram for cooking and $0.60 per carat cutting, respectively. MGK guarantees that it will procure the stones from Rockland as and when required. MGK also confirms that Rockland has the capability to produce four (4) "parcels" or shipments of stones of varying qualities sufficient to total approximately U.S. $250,000 per calendar quarter. Creative has a right of first refusal to purchase the stones at a price to be set by Creative and MGK. If the stones are sold to a third party purchaser, Creative is entitled to a twenty percent (20%) commission. Either Creative or MGK may terminate the joint venture agreement without cause by sending sixty (60) days written notice. As we receive no intangible rights in this joint venture, it does not impact our accounting. For accounting purposes no costs were capitalized under this agreement.

            Advance Manufacturing purchases all of the raw gemstones used by us including white topaz from mines in Africa, Sri Lanka and Brazil, and imports the raw gemstones into Thailand where they are cut and polished at our factories in Bangkok, MaeSai, Lop Buri, and Payao. After the stones have been cut and polished, Advance Manufacturing sells some of the stones to local customers and exports the bulk of the stones to the Topaz Group in the United States, where the stones are irradiated and treated for color enhancement.

            The stones are irradiated in a nuclear research reactor, a particle accelerator, or both, depending upon the color desired. Irradiation of the topaz in a particle accelerator is a necessary step in the enhancement of blue topaz stones. Our topaz stones are irradiated by Iotron

Technologies Inc. or "Iotron" which processes our stones in an accelerator that it operates in Canada. Iotron's irradiation service is subcontracted through Creative's contact Quali-Tech. We currently do not have a written agreement with Iotron or Quali-Tech. After Iotron receives a shipment of stones to be irradiated from us, Iotron sends us an invoice for the irradiation and/or storage service it provides for each shipment of stones. In order to produce stones with darker coloring, the clear topaz must first be processed through a nuclear research reactor.

            We have also entered into an exclusive license agreement with The Curators of the University of Missouri contracting on behalf of the University of Missouri-Columbia Research Reactor Center or the "University" to irradiate our white stones in their nuclear research reactor. Under our license agreement, the University has agreed to provide to us its irradiation service or capacity to irradiate topaz gemstones contained in specialized irradiation containers. The license agreement is effective for four (4) years, from March 1, 2001 to February 28, 2005. Once the initial four (4) year term is completed, the agreement may be extended upon mutual consent. The fee for the University's irradiation capacity is calculated based upon a rate of $15.38 per hour for all hours that the reactor is operated at full power. The University also charges a fee for handling irradiation containers based upon a $300 per container/per irradiation charge. Currently, there are very few reactor facilities in the world capable of enhancing topaz stones to dark hues, and the University's facility has been set up to color topaz stones in massive quantities. As a result, we believe that our exclusive license agreement is valuable for us in our efforts to continue to succeed in the topaz market, both today and in the future.

            After the colorization process is complete and the required half-life has elapsed, the stones are shipped to Creative who sells the finished topaz stones into the industry or incorporates them into our jewelry. The half-life period varies based upon the color of the stones. For the lightest colored stones, called "Baby Blue", the half-life or decay period is generally up to one hundred twenty (120) days depending upon the size of the stones. For slightly darker stones, called "Swiss Blue", the half-life or decay period is generally up to one hundred eighty (180) days depending upon the size of the stones. For the darkest stones, called "London Blue", the half-life or decay period is generally up to two hundred forty (240) days depending upon the size of the stones.

            We intend to capitalize on the expected expansion of the jewelry industry by promoting our lines of jewelry and cut stone through electronic distribution channels, further developing existing customer relationships by providing special services, and taking aggressive steps to expand into new mass distribution channels throughout the world.

            CUTTING AND POLISHING STONES

            Currently large amounts of gemstones are cut and polished in Thailand. We are currently producing in excess of 2,000,000 carats of loose stones each month.

            We utilize a semi-mechanized process that we created which allows multiple stonecutters to produce an unlimited number of identical stones without incurring the prohibitive costs of a fully mechanized process. Our technicians designed an instrument called the "angle controller" which allows stonecutters to set up and control the cutting and angle of a stone or gem being cut. The angle controller is positioned on a vertical dowel which is positioned 90 degrees from an abrasive turntable. The gem stone end is then applied to an abrasive turntable to achieve the desired cut. This process enables us to take advantage of low labor costs while producing quality identical pieces of jewelry on a large scale.

            In addition, we have established an "art of producing gemstones" program to train local villagers in the art of cutting and polishing stones in conjunction with the Thai Department of Industrial Promotion and the Royal Sponsored Women's Program. This program is currently in place in more than 300 rural villages in 16 provinces of Thailand. To date, approximately 1,500 individuals have been trained under this program and 800 are participants in the program. Through this program we gain additional capacity on a variable basis while contributing to and supporting rural communities throughout Thailand.

            THE COLORING PROCESS

            The coloring of topaz stones requires that the clear topaz stones be irradiated to differing degrees in order to achieve specific hues. We have relationships with two entities to irradiate the topaz stones. We have the stones irradiated at a particle accelerator operated by Iotron and/or at the University, depending upon the color desired for the stones. After the stones are radiated, they are held in protective storage for a period of time until the natural radioactive decay process or "cooling" or half-life period for each type of stone has elapsed. The half-life period varies based upon the color of the stones. For the lightest colored stones, called "Baby Blue", the half-life or decay period is generally up to one hundred twenty (120) days depending upon the size of the stones. For slightly darker stones, called "Swiss Blue", the half-life or decay period is generally up to one hundred eighty (180) days depending upon the size of the stones. For the darkest stones, called "London Blue", the half-life or decay period is generally up to two hundred forty (240) days depending upon the size of the stones. After the stones are radiated and "cooled", we ship them to Creative to complete the cutting and polishing. Iotron processes approximately 60% of the stones while the remainder is processed by MURR, this being due to the present color fashion.

            The Missouri University Research Reactor or "MURR" is a nuclear research reactor licensed by the Nuclear Regulatory Commission. It is the highest-powered university research reactor in the world and by its design and operating performance contributes very significantly to the world's colorization of topaz stones. MURR uses a two-step process to color the stones. The first step is the irradiation of the stones in the research reactor. The second step is the storage of the stones during the process of radioactive decay during which the stones take on the desired color. Through our licensing agreement with the University, we control the entire process of colorization at MURR including the cool-down holding facility.

            QUALITY CONTROL

            As part of our commitment to maintaining high standards of quality, we employ specially trained quality control teams to check every step of production using state-of-the-art electronic testing and repair equipment. Upon completion of the manufacturing process, each individual piece is inspected for defects in workmanship and materials and only after an item has passed a final inspection is it shipped to our customer. In March 2001, we received version 2000 ISO 9001 certification for gem and jewelry production and design process.

RAW MATERIALS AND SOURCES OF SUPPLY

            We purchase gemstones and other raw materials from over 200 vendors. Our two largest vendors are Gold Corporation (Thailand) Ltd. and Little Rock Co., Ltd., that supply approximately 18% and 14.5%, respectively, of our total raw material purchases; but there are diversified sources and multiple vendors of raw materials available. On September 6, 1999 we, through our subsidiary Creative, signed a joint venture agreement with MGK for the supply of rough ruby stones from a ruby mine in Kenya East Africa. Under our joint venture agreement, Creative and MGK, who are equal shareholders in the joint venture, agree to purchase rough ruby stones at a twenty-five percent (25%) discount from Rockland Kenya Limited or "Rockland", an entity which operates the John Saul Mine with funds provided equally by Creative and MGK. MGK guarantees that it will procure the stones from Rockland as and when required. MGK also confirms that Rockland has the capability to produce four (4) "parcels" or shipments of stones of varying qualities sufficient to total approximately U.S. $250,000 per calendar quarter. Creative has a right of first refusal to purchase the stones at a price to be set by Creative and MGK. If the stones are sold to a third party purchaser, Creative is entitled to a twenty percent (20%) commission. Either Creative or MGK may terminate the joint venture agreement without cause by sending sixty (60) days written notice. The joint agreement stipulates that MGK is required to supply, upon request, four
(4) parcels per annum with a capacity of $250,000 per quarter. Current volume under this agreement is at capacity. Management believes that if we are unable to purchase raw materials from any source, adequate alternative sources of raw materials are available so that our operations or production capacity will not be materially affected.

PRODUCTS

            We manufacture a comprehensive selection of quality jewelry and gemstone products including rings, pendants, earrings, bracelets, necklaces, pins, and men's jewelry. Currently, we categorize our products into amounts of gemstone sales as opposed to jewelry sales, Topaz products as opposed to other products and low-end products as opposed to high-end products. The percentages below illustrate the revenues by product group for the year ended December 31, 2001.

                                                                                         TOTAL
                                                                                         -----
Gemstone sales              38%                 Jewelry Sales             62%         :  100%
-------------------------------------------------------------------------------------
Topaz products              73%                 Other products            27%         :  100%
-------------------------------------------------------------------------------------
Low-end products            83%                 High-end products         17%         :  100%
-------------------------------------------------------------------------------------

MANUFACTURING PROCESS

            Our principal manufacturing and assembly operations are performed by our subsidiaries, Advance and Creative, at their factories in Bangkok, Mae Sai, Lop Buri, and Payao, Thailand. We believe that Advance and Creative have the largest facilities in Thailand coupling jewelry manufacturing and stone cutting, employing 2,000 production workers, plus 800 participants in Her Majesty the Queen's patronage program or the Thai government's Royal Sponsored program or The North Rural Young Women Development Foundation Program and other rural working group. The Royal Sponsored Women's Program is a government program promoting local job creation and employment in economically depressed areas in Thailand and provides tax-exempt incentives to eligible participating companies. Participating companies are granted exemption from payment of corporate income taxes in Thailand for a period of 8 years. By participating in this program, we gain flexibility in meeting our production needs. Individuals who participate in the program are not our employees. We have access to an additional 1,700 independent contractors on an "as needed" basis who have been trained to meet our manufacturing specifications and perform the work from their homes. The employees perform a range of tasks from processing raw materials to the cutting and polishing of stones to jewelry design. The manufacturing of jewelry is performed by skilled workers under the supervision of technicians according to set specifications. We implement quality control measures at each level of production which include inspecting the raw materials prior to cutting and polishing the gemstones and producing our jewelry as well as inspecting the finished product.

CUSTOMERS

            We have a broad customer base including over 350 individual purchasers. Our four largest customers are, Goldmine Enterprises, Colibri, Home Shopping Network, and QVC which accounted for approximately 36% of all net sales in the year ended December 31, 2001, with Goldmine Enterprises accounting for approximately 14%. No other single customer accounted for 10% or more of net sales. Although the loss of one or more large customers could have a material adverse effect on our operating results, we maintain good relationships with our customers and do not currently anticipate the loss of any major customer.

BACKLOG

            Backlog orders as of December 31, 2001 were $320,000 compared to $2,200,000 as of December 31, 2000. In the past, we allowed dealers to submit estimated orders to guarantee shipment times. Now all orders are expected to be filled and shipped as ordered and considered firm. We do, however, allow modifications or cancellations of orders up to the time the product is loaded for shipment, although a cancellation at such a late stage is subject to a monetary penalty and is rare. We recognize revenue when goods are shipped as opposed to when ordered. Therefore, receipt of blank orders does not impact our revenue recognition.

SALES AND MARKETING

            Historically, our sales and marketing efforts have been modest because the demand for our products is outpacing our ability to supply our products. Our sales and marketing efforts focus on customer service and generating repeat business. Sales and marketing towards our U.S. based customers is carried out both from our Issaquah, Washington office and our Bangkok office, while our sales staff in Bangkok handles sales efforts directed at our non-U.S. customers. In addition to direct sales and customer support, we are an active participant in the major jewelry trade shows held each year in Orlando and Las Vegas, USA, Hong Kong and Bangkok, Thailand.

COMPETITION

            The jewelry manufacturing industry is highly competitive worldwide. Our competitors include domestic and foreign jewelry manufacturers, wholesalers and importers who operate on an international, national, regional or local scale. However, the number of jewelry manufacturers that combine stone and jewelry production is small, though still unquantifiable. We believe that competition in the jewelry manufacturing business is based primarily on price, quality, design and customer service. The range of retail prices available for various product lines makes our products affordable to a wide range of customers. Additionally, as a vertically integrated operation, we believe we are able to deliver quality products faster and at a lower cost than competitors using outside resources. There can be no assurance that our competitors, many of which may have greater financial, personnel, technical, and other resources, will not have a material adverse effect on future financial results of our operations.

INTELLECTUAL PROPERTY

            We currently hold no patents, licenses or franchises. We own the Savanna trademark in the European Common Union. We have been granted the "CJ" trademark in the European Common Union, which is used in the jewelry and is stamped next to the karat to identify the source, Creative Jewelry. We do not consider our intellectual property rights to be material to our business.

ENVIRONMENTAL MATTERS

            We are subject to Thai national, provincial and local environmental protection regulations. Thai environmental laws currently impose a graduated schedule of fees and possible plant closures for the improper discharge or cure of certain behavior causing environmental damage. Based upon our experience and information currently available to us, we believe that our environmental protection facilities and systems are in compliance with existing national and local environmental protection regulations in all material respects. However, there can be no assurance that Thai national or local authorities will not impose additional regulations, which would require additional expenditures on environmental matters in the future or have a material adverse effect on our financial condition, results of operations or liquidity.

            We are also subject to environmental regulations in the United States. The United States Nuclear Regulatory Commission has established and oversees regulations governing the operation of a nuclear reactor and the storage of radioactive material. These regulations govern our topaz colorization process at MURR. If MURR is found to be in violation of the NRC's regulations either in the operation of the reactor, or in its storage of radioactive materials, and those violations result in MURR having to cease operations, such a finding could have a material adverse effect on our sales and operations. If the MURR ceases operations, we will no longer be able to color our blue topaz stones at this reactor. Currently 40% of our Topaz products include blue topaz stones colored at this reactor. If we are unable to color our blue topaz stones at MURR, our contingency plan would include locating an alternate facility, such as in Malaysia, to color the topaz stones. However, we may not be able to locate such a facility or reach terms satisfactory to us for the use of such an alternate facility. In the event of such an occurrence, we would experience a period of "no production" caused by locating a new facility, staffing the facility, purchasing the proper equipment to process the stones and training the staff to process the stones correctly based upon the desired coloration.

            Our products are subject to the regulations promulgated by the Nuclear Regulatory Commission and the U.S. Department of Transportation for the handling, storage and transportation of our products. We are exposed to any and all risks and liabilities typically associated with the handling, storage and transportation of materials that have been irradiated. However, we have retained a nuclear regulatory consultant to oversee this process and have received a letter of regulatory compliance from the company that transports and handles our radioactive materials. Also, the consultant has confirmed that upon sample testing of our products on reentry into the United States market, the radioactive levels were below the regulatory licensing limits required under the U.S. Nuclear Regulatory Commission.

STRATEGY

            Our strategy is to continue to expand our position within the gemstones and jewelry market. This strategy includes, furthering our position as a producer of topaz jewelry and topaz stones in all market segments. Implementation of our strategy includes focus in four primary areas: increasing production and production efficiencies, broadening distribution channels, expanding ruby sales and the growth of the U.S. sales and marketing teams.

            INCREASE PRODUCTION. We intend to obtain financing to increase production of our products by building additional production facilities or purchasing additional jewelry manufacturers.

            BROADEN DISTRIBUTION CHANNELS. We seek to expand our distribution channels by entering into strategic alliances or acquisitions to be able to obtain access to more "mom and pop" shops.

            EXPAND RUBY SALES. We intend to expand our ruby sales by increasing purchases on an as-needed basis from various suppliers worldwide.

            EXPAND U.S. SALES AND MARKETING TEAM. We intend to expand our U.S. sales and marketing team so that we can increase sales made to existing U.S. customers which have domestic budgets. Many of our customers have both international and domestic budgets and most of our sales are made within their international budgets. We believe that an expanded U.S. sales and marketing team will allow us to increase sales by allowing our U.S. customers to purchase products within their domestic regions.

EMPLOYEES

            As of December 31, 2001, we had approximately 2,000 employees plus 800 individual participants under the Royal Sponsored Women's Program. The Royal Sponsored Women's Program is a government program promoting local job creation employment in economically depressed areas in Thailand. As a participant in this program, member companies receive tax-exempt incentives for payment of corporate income taxes in Thailand. The tax-exempt incentives are distributed in 8-year terms under this program; participating companies can re-apply for this program in successive terms. Our employees include designers, technicians, management, administrative personnel, marketing, sales, and factory personnel. All of our employees are "at will" employees.

            Our employees are not currently members of a trade union. We have not experienced any strikes or other labor disputes that have interfered with our operations and we believe that our relations with our employees are good.

                                  RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

WE MAY EXPERIENCE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

            Our operating results have varied significantly from quarter to quarter in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are out of our control. These factors include:

            o     fluctuations in the jewelry and gemstone market;

            o     seasonality of the jewelry industry;

            o unexpected delays in importing gemstones or the manufacturing process;

            o changes in consumer jewelry purchasing patterns from purchasing light stones to dark stones could result in delays because of the extended decay period required for the darker stones;

            o     changes in supply or availability of stones;

            o     new competitors;

            o a decline in economic conditions which affects people's discretionary spending; and

            o increases in expenses, whether related to sales and marketing, maintenance or repair costs, or administration.

            We will continue to determine our investment and expense levels based on our expected future revenues, which may not grow at historical rates in future periods, if at all. A significant portion of our expenses is not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below expectations, our operating results and net income are likely to be adversely affected. In addition, we may reduce our prices or accelerate our development activities in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

IF DEMAND FOR TOPAZ JEWELRY AND GEMSTONES DECLINES, WE COULD EXPERIENCE A MATERIAL DECLINE IN RESULTS OF OPERATIONS.

            Sales generated by topaz stones and topaz based jewelry will continue to account for a major portion of our revenues. Accordingly, our business and results of operations are dependent on the demand for this single product and any decrease in the demand for such product, whether as a result of competition, changes in fashion, economic conditions in Thailand, the United States and around the world or other factors, or restrictions on our ability to market this product for any reason, would have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS.

            We depend on a limited number of suppliers for the raw materials used in the production of our topaz jewelry, specifically precious metals and topaz stones. We have no guaranteed supply arrangements with any supplier, other than MGK. Any interruption in the supply of key materials and components for our products, which cannot be quickly remedied, could have a material adverse effect on our business, financial condition or results of operations.

IF WE ARE UNABLE TO CONTINUE OUR RELATIONSHIP WITH MURR, WE WILL NOT BE ABLE TO PRODUCE CERTAIN COLORS OF TOPAZ STONES.

            We depend on the Missouri University Research Reactor or "MURR" to irradiate clear topaz stones in its nuclear research reactor to produce deeply colored topaz stones, sales of which account for approximately 40% of our Topaz revenues. Although we have entered into an exclusive license agreement with MURR to continue using its research reactor for the purpose of irradiating topaz stones, there can be no assurance that we will not be forced to cease using MURR for reasons beyond our control. If we are unable to continue irradiating stones at MURR, it may not be possible to find another entity willing or able to provide the same service. A decision by the University to discontinue its irradiation program would prevent us from fulfilling our orders and would have an immediate material adverse effect on our operating results, even though we might have recourse against the University in a court of law for such an action. Further, if MURR were forced to cease operations for an extended period of time for any reason, our results of operations could be adversely affected.

CLAIMS BY INJURED EMPLOYEES COULD SUBSTANTIALLY INCREASE OUR EXPENSES BECAUSE WE DO NOT CARRY WORKERS COMPENSATION INSURANCE.

            Our business exposes us to potential liability risks that are inherent in the manufacturing process. Although we maintain product liability coverage, we do not maintain workers compensation insurance with respect to our factories, which is consistent with industry practice in Thailand. Historically, we have not experienced any workers compensation claims. However, we can give no assurance that personal injury claims would not have a direct material impact on our expenses.

WE DEPEND ON THE SERVICES OF OUR CHAIRMAN, JEREMY F. WATSON, OUR PRESIDENT, DR. APHICHART FUFUANGVANICH, AND OUR EXECUTIVE OFFICERS.

            In 1999, we appointed Jeremy F. Watson as chairman of our board of directors and we have retained or recruited a number of other senior executives and other key employees. We are dependent on these personnel, who have been instrumental in designing and implementing our recent initiatives and are involved in the strategies for our future growth and profitability. The loss of services of Mr. Watson, Dr. Aphichart or our executive officers could have a material adverse effect on all aspects of our operations and have a significant negative impact on our financial condition. We can give no assurance that we will be able to attract and retain additional qualified personnel as needed in the future. We do not maintain key-man life insurance on our senior executives or other key employees.

                  RISKS RELATING TO OUR OPERATIONS IN THAILAND

ENFORCEMENT OF CIVIL LIABILITIES.

            The vast majority of our assets are located in Thailand. There is doubt that the courts of Thailand would enforce, either in an original action or in an action for enforcement of judgments of United States courts, liabilities, which are predicated upon the securities laws of the United States.

OUR OPERATIONS ARE DEPENDENT UPON THE STABILITY OF THE THAI POLITICAL STRUCTURE AND THE CONTINUED STRENGTH OF THE THAI ECONOMY.

            Our results of operations and financial condition may be influenced by the political situation in Thailand and by the general state of the Thai economy. The political situation in Thailand has been unstable from time to time in recent years and future political and economic instability in Thailand could have an adverse effect on our business and results of operations. Any potential investor in our securities should pay particular attention to the fact that we are governed in Thailand by a political, economic, legal and regulatory environment that may differ significantly from that which prevails in other countries.

            Thailand is a constitutional monarchy. Under the constitution, the King is Head of State, Commander of the Armed Forces and Patron of all Religions. Executive power is vested in the cabinet while the elected bicameral national assembly exercises legislative power. Thailand has experienced several changes of government and changes in its political system since World War II. A new constitution became effective on October 11, 1997. There can be no assurance that Thailand's current government or political system will continue unchanged for the foreseeable future. Additionally, there can be no assurance that any future change in the government will be the result of democratic processes.

THE THAI ECONOMY HAS A RECENT HISTORY OF INSTABILITY.

            Although Thailand's economy has been characterized in the past decade by high growth rates, in 1996 and particularly in 1997, economic growth slowed significantly in relation to historical levels. In late 1996 and throughout 1997, Thailand experienced significant economic weakness, resulting primarily from declines in the property and finance industries, a sharp reduction in financial liquidity and a general deterioration in investor confidence. In addition, the country has had recurring trade balance and current account deficits. The government of Thailand also agreed on August 5, 1997, to accept the austerity measures of the International Monetary Fund or "IMF" aimed at rehabilitating and restructuring the economy as a condition to receipt of IMF-led loans and financial assistance in the billions of dollars. International credit rating agencies, including Moody's Investors Service, Inc. and Standard & Poor's Corporation, had downgraded Thai sovereign as well as various Thai corporate and financial institutions' debt ratings. Between January 3, 1996 and December 31, 1997, the Stock Exchange of Thailand Index fell from 1,323.43 to
372.69. On December 8, 1997, the Thai government terminated the operations of 56 of the 91 finance companies in Thailand.

There can be no assurance that our operations will not adversely be affected by:

            o     the economy in Thailand and in Southeast Asia generally;

            o the interest rates and inflation in Thailand and other Southeast Asian countries;

            o the lack of liquidity and stability in the Thai and other Southeast Asian finance industries; or

            o other factors including measures taken by the government of Thailand in response to economic conditions.

            Instability in the Thai economy could affect our ability to finance our working capital needs, collect on receivables for goods shipped or build market share internationally or in Thailand. Further, we can give no assurance that the economies of Thailand and Southeast Asia will not materially worsen.

THE THAI GOVERNMENT CONTROLS THE CURRENCY CONVERSION RATES AND SETS LIMITS ON THE AMOUNT OF CASH THAT A THAI ENTITY MAY MAINTAIN IN U.S. DOLLARS.

            On January 6, 1998, the Thai Cabinet approved the issuance of a Ministry of Finance regulation to limit the U.S. $ holding period for exporters in an effort to curtail currency speculation and increase the U.S. $ supply in the local economy. Previously, exporters were required to be paid within 180 days and to sell or deposit the proceeds in a foreign currency account with an authorized bank in Thailand within 15 days of receiving such proceeds. However, according to the January 1998 regulation, exporters must now be paid within 120 days, after which they have seven days in which to sell or deposit the proceeds in a foreign currency account in Thailand. This requirement applies to all export proceeds earned by a Thai company outside Thailand.

            A Thai entity may open a foreign currency account under the following conditions:

            o the account must be with an authorized bank in Thailand and the funds must originate from abroad;

            o remittance abroad of funds deposited in such an account for payment of ordinary business transactions would require submission of supporting evidence and approval of the Bank of Thailand; and

            o the total amount of daily outstanding balances in such an account must not exceed U.S. $5 million; otherwise, such excess amount would be required to be converted to Baht.

            An exemption to these regulations allows a depositor to keep deposits in U.S.$ up to an amount not to exceed the depositor's obligations to foreign creditors and the international banking facilities of Thailand commercial banks payable within the next three months. Funds deposited in a foreign currency account may be withdrawn for, inter alia, payment of interest and principal due on offshore debt repayments. Proof that the payment of interest is required must be submitted with the bank in which the currency is deposited each and every time an application to withdraw and repatriate foreign currency is made. As a general matter, the outward remittance from Thailand of dividends, interest or capital gains from the transfer of securities after payment of any applicable Thai taxes, if any, may be made if the amount does not exceed U.S. $5,000 per remittance, beyond which amount, a report must be made to the Bank of Thailand.

            Parties may apply for an exemption or relaxation from the "strict observance" of the above requirements. We were able to obtain waivers from the Bank of Thailand which would allow us to keep certain U.S. $ amounts of export earnings offshore in certain accounts for an amount not to exceed U.S. $130 million each year through the redemption of certain notes and debentures. Additionally, we were also granted an approval from the Bank of Thailand which would allow us to keep U.S.$ amounts in excess of U.S.$5 million in accounts in Thailand for an amount not to exceed our obligations in foreign currencies payable within three months from the date of deposit.

            Any excess amount of foreign currencies must be converted into Baht. Such conversion would require us to bear exchange rate risks as many of our obligations are U.S. $ denominated. If we are unable to maintain these waivers and are required to convert such revenue into Baht, any devaluation of the Baht against the U.S. $ could have an adverse effect on our results of operations and could materially impair our ability to repay our U.S. $ obligations.

BECAUSE WE HAVE SIGNIFICANT BAHT DENOMINATED ASSETS AND LIABILITIES, WE ARE SUBJECT TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

            Prior to July 1997, the Bank of Thailand determined the value of the Baht based on a "basket," the composition of which was not made public but of which the U.S. $ was the principal component. Prior to July 1997, the Baht had a history of stability, trading in a narrow range of 24.47 Baht to 25.97 Baht to the U.S.$1.00, as a result of frequent intervention by the Bank of Thailand through purchases and sales of U.S.$. However, on July 2, 1997, under substantial market pressure, the Thai government floated the Baht and effectively ceased such intervention, and the value of the Baht, as reflected in the Noon Buying Rate, declined from 24.52 Baht per U.S. $1.00 on July 1, 1997 to
56.10 Baht per U.S. $1.00 on January 12, 1998 and stood at 39.15 Baht to U.S. $1.00 on May 15, 1998. We can give no assurance that the value of the Baht will not decline further, increase or continue to fluctuate widely against other currencies in the future. Adverse economic conditions in Thailand and the region incidental to the devaluation of the Baht may also reduce some of our customers' ability to pay, and we can give no assurance that such reduced demand will not have an adverse effect on us.

            Our functional currency is the U.S. dollar; however, we have significant Baht denominated assets and liabilities. Therefore, fluctuations in the value of the Baht relative to the U.S. $ may cause us to recognize material foreign exchange gains or losses which could adversely affect our results of operations and financial condition. Although we had not done this in the past, in the future, we may decide to hedge our currency positions to attempt to avert any adverse consequences of exchange rate fluctuations. We can give no assurance that we will be able to successfully hedge our exchange rate exposure or that we will be able to hedge such exposure at a satisfactory cost.

WE ARE SUBJECT TO THE THAI LEGAL SYSTEM IN WHICH CASE OUTCOMES AND THE APPLICATION OF LAW ARE UNPREDICTABLE.

            The Thai legal system is based on written statutes and is a system, unlike common law systems, in which decided legal cases have little precedential value. The Thai system is similar to civil law systems in this regard. The basic laws, such as the Civil and Commercial Code, the Civil Procedures Code, and the Criminal Procedures Code are derived from similar codified laws in continental Europe.

                   RISKS ASSOCIATED WITH THE JEWELRY BUSINESS

IF GENERAL ECONOMIC CONDITIONS WORSEN, PURCHASES OF JEWELRY AND GEMSTONES ARE LIKELY TO DECLINE.

            Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending in markets where we operate. Some of the factors that impact consumer spending include economic conditions in the regions we serve, employment, wages and salaries, business conditions, interest rates, availability of credit and taxation. We can give no assurance that consumer spending will not be adversely affected by general economic conditions and negatively impact our results of operations or financial conditions.

            Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' use of credit and cause a material adverse affect on our net sales and profitability. Furthermore, any downturn in general or local economic conditions in the markets in which we operate could materially adversely affect our collection of outstanding customer accounts receivables.

THE JEWELRY BUSINESS IS HIGHLY SEASONAL.

            We greatly depend on the success of our Christmas "selling season" for our success. The success of our Christmas season depends on many factors beyond our control, including general economic conditions and industry competition. Sales during the Christmas selling season typically account for approximately 39% of net sales. During our 2001 Christmas selling season net sales were approximately $9,600,000.

WE ARE SUSCEPTIBLE TO FLUCTUATIONS IN THE PRICE OF GEMS AND PRECIOUS METALS.

            We are subject to other supply risks, including fluctuations in the prices of precious gems and metals. Presently, we do not engage in any activities to hedge against possible fluctuations in the prices of precious gems and metals. If fluctuations in these prices are unusually large or rapid and result in prolonged higher or lower prices, we cannot assure that the necessary retail price adjustments can be made quickly enough to prevent us from being adversely affected.

                  RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

THE MARKET PRICE FOR OUR COMMON STOCK HAS BEEN HISTORICALLY VOLATILE AND IT MAY BE DIFFICULT TO PREDICT THE FUTURE PRICE OF OUR COMMON STOCK.

            From time to time, there has been and may continue to be significant volatility in the market price for our common stock. Quarterly operating results, changes in general conditions in the Thailand economy, the U.S. economy, financial markets, natural disasters or other developments could cause the market price of our common stock to fluctuate substantially.

YOU WILL BE UNABLE TO EXERCISE ANY CONTROL OVER OUR MANAGEMENT BECAUSE A SINGLE STOCKHOLDER CONTROLS 80% OF THE VOTING CONTROL OF THE TOPAZ GROUP.

            Ms. Jariya Sae-Fa, an officer and director of one of our subsidiaries and sister of Dr. Apichart, is the principal stockholder of Best Worth. Best Worth beneficially owns all of our outstanding series A and series B preferred stock and controls approximately 92% of all stockholder votes primarily as a result of its ownership of all of the 3,721,050 outstanding shares of our series A preferred stock and all of the 1,006,513 outstanding shares of our series B preferred stock, which entitles the holder to 20 votes per share. Accordingly, Ms. Sae-Fa, as managing member of Best Worth, is in a position to elect all of our directors and to direct stockholder approval upon all issues to be voted upon by our stockholders.

OUR OFFICERS AND DIRECTORS ARE GRANTED LIMITED LIABILITY FOR THEIR ACTIONS BY OUR ARTICLES OF INCORPORATION AND BY-LAWS.

            Our articles of incorporation and by-laws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Nevada law. This is intended to eliminate personal liability of a director for monetary damages in an action brought by us or in our right for breach of a director's duties to us or to our stockholders except in certain limited circumstances. In addition, the articles of incorporation and by-laws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in or not opposed to our best interests. Our articles of incorporation and by-laws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. The foregoing provisions may reduce the likelihood of derivative litigation against directors and officers and may discourage or deter stockholders or management from suing directors or officers for breaches of their duties to us, even though such an action, if successful, might otherwise benefit us and our stockholders.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

            Future sales of shares of common stock by existing stockholders under Rule 144 of the Securities Act of 1933, as amended or the "Securities Act", could materially adversely affect the market price of our common stock. A material reduction in the market price of our common stock could materially impair our future ability to raise capital through an offering of equity securities. A substantial number of shares of common stock are available for sale under Rule 144 in the public market or will become available for sale in the near future.

ITEM 2. PROPERTIES

            We operate three fully integrated facilities in various parts of Thailand totaling 92,400 square feet. Our corporate, marketing, administrative facilities are located in the Topaz Tower, a 15 story tower at 126/1 Krungthonburi Road, Banglampoo Lang, Klongsan, Bangkok, Thailand that encompasses approximately 90,800 square feet. We occupy 74,000 square feet of this space subject to a lease that expires February 28, 2011 at a cost of approximately $3,600 per month. We have manufacturing facilities located at Mae Sai, Thailand, which we occupy subject to a lease that expires August 15, 2002 and January 15, 2004 at a cost of approximately $900 per month, and, Phayao, Thailand, which we occupy subject to a lease that expires January 14, 2004 at a cost of approximately $560 per month. The factory at Mae Sai encompasses approximately 5,250 square feet. We expect that we will be able to renew our leases when they expire. If, however, we are unable to renew any of our leases, we believe that there is widely available commercial space for leasing in each of our locations and that we would be able to relocate our capital equipment into a new space without experiencing a material adverse impact on our results from operations or operating expenses.

            We lease offices located in Issaquah, Washington which are subject to a lease that provides for monthly rent of approximately $5,900 per month and include 2,171 square feet with a termination date of August 31, 2006. Our office is located at 1180 NW Maple Street, Suite 180, Issaquah, Washington 98027. Our telephone number is 425-392-3144. The operations that are performed at this location include: U.S. accounting activities, preparation of quarterly and annual reports, financing and capital-raising activities, credit, collections and U.S. sales and customer support services. Our chief financial officer, treasurer and U.S. sales staff are located in this office.

            Our subsidiaries are located as follows: Creative Gems & Jewelry Co., Ltd., 57/7 Moo 4, Tambol Thasala, Amphur Muang, Lopbur, Thailand 15000; Advance Gems & Jewelry Co., Ltd., 57/31 Moo 4, Tambol Thasala, Amphur Muang, Lopburi, Thailand 15000; and Advance Gems Manufacturing Co., Ltd., 399 Moo 4 Tambol Yuan, Amphur Chiangkam, Payao, Thailand 56110.

ITEM 3. LEGAL PROCEEDINGS

            Neither Topaz Group nor any of its subsidiaries is a party to, nor is any of their respective properties the subject of, any material pending legal or arbitration proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            EQUITY AND RELATED STOCKHOLDER MATTERS

            Our common stock is listed in the American Stock Exchange under the symbol "TPZ". There is no established public trading market on our series A preferred stock and series B preferred stock.

            As of December 31, 2001, we had 2,134,886 shares of common stock outstanding held by 566 stockholders of record. The number of shares of our common stock which can be sold pursuant to Rule 144 under the Securities Act is 962,474 shares. The number of shares of our common stock which are subject to issuance upon conversion of the series A or series B preferred stock is 3,917,563 shares. The number of shares of our common stock which is subject to issuance upon the exercise of any outstanding warrants is 32,884 shares. On January 16, 2001, we filed with the Secretary of State of Nevada to increase the voting privileges of the Series B preferred shares from 1 vote per share to 20 votes per share.

            The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2000 and 2001. The quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

                     1ST QTR.                  2ND QTR.                  3RD QTR.                  4TH QTR.
                 HIGH        LOW           HIGH        LOW           HIGH        LOW           HIGH        LOW
              ----------   --------      ---------   --------      ---------   --------      ---------   ---------
2000             1.25        .38           1.03         .42           .75        .36           1.55         .31
2001             1.25        .70           2.70        1.25          3.80       1.70           2.59        1.85

            We have not paid common stock dividends.

RECENT SALES OF UNREGISTERED SECURITIES

            We issued the following unregistered securities during the three-year period ended December 31, 2001.

            In April 1999, we entered into two separate exchange agreements with Best Worth Agents, Ltd., a British Virgin Islands corporation, to acquire all of the issued and outstanding preferred shares of Creative Gems and Jewelry Co., Ltd. and Advance Gems and Jewelry Co., Ltd., both Thai corporations. According to the terms of the exchange agreements, Topaz acquired 99.7% of the voting and dividend participation rights in each Thai company from Best Worth in consideration for which Topaz issued to Best Worth all shares of series A convertible voting and participating preferred stock. The terms of the preferred stock provide Best Worth with the right to one vote for each share of preferred stock on all matters voted on by holders of our common stock, as well as the right to receive dividends paid to preferred shareholders by us. We issued shares of our preferred stock to Best Worth in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believe that the exemption afforded by Section 4(2) of the Securities Act is applicable to the Best Worth Transaction because it was a sale of securities by an issuer not involving a public offering, and the shares were offered to a single accredited investor in an offering not involving a general solicitation.

            In September 2000, we issued warrants to purchase an aggregate of 32,884 shares of common stock to three consultants as compensation for services rendered to us. The names of the persons to whom these securities were issued and the number of shares of our common stock issuable to each person upon exercise of the warrants by such person are as follows:

        NAME                            COMMON SHARES ISSUABLE
--------------------------              ----------------------
Timothy Matula                                  4,933

Terrance C. Cuff                               12,179

Herbert H. Wax                                 15,772

            We issued these warrants to each consultant in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believe that the exemption afforded by Section 4(2) of the Securities Act is applicable to this placement because it was a sale of securities by an issuer not involving a public offering, and the shares were offered to three accredited or sophisticated investors in an offering not involving a general solicitation.

            On May 5, 1999, we issued 210,000 shares of common stock each to Jim Fain and Sakon, Ltd. In consideration for services rendered in connection with the share exchange between Topaz Group and Best Worth Agents, Ltd. Both sales were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

            The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial information in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999 are derived from our consolidated financial statements that have been audited by Grant Thornton LLP, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1998 and 1997 are derived from unaudited financial statements that are not included in this annual report, which in our opinion reflect all adjustments necessary to present fairly our financial position and results of operations for the periods presented. The historical results presented below are not necessarily indicative of the results to be expected for any future year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      Year Ended December 31,
                             -----------------------------------------------------------------------
                                 2001           2000           1999           1998           1997
Sales                        $24,600,429   $ 32,483,043    $19,881,283   $ 18,886,737    $17,622,804

Cost of Goods Sold            18,954,344     23,488,062     11,025,824     10,976,881     12,937,673
                             -----------   ------------    -----------   ------------    -----------

Gross Profit                   5,646,085      8,994,981      8,855,459      7,909,856      4,685,131

Selling, General &
Administrative Expenses        4,349,697      4,136,931      4,346,100      4,154,545      4,220,181
                             -----------   ------------    -----------   ------------    -----------

Earnings from operations       1,296,388      4,858,050      4,509,359      3,755,311        464,950

Other Income (expense)           324,476       (782,017)     1,826,234        884,299      4,845,289
                             -----------   ------------    -----------   ------------    -----------

Earnings (loss) before         1,620,864      4,076,033      6,335,593      4,639,610      5,310,239
extraordinary item

Extraordinary item-gain on                           --        803,589             --             --
debt Restructuring           -----------   ------------    -----------   ------------    -----------

Net Earnings (loss)            1,620,864      4,076,033      7,139,182      4,639,610      5,310,239

Preferred stock dividends             --                    (2,734,610)    (12,270,00)            --
                             -----------   ------------                                  -----------

Net Earnings (loss)            1,620,864   $  4,076,033    $ 4,404,572   $ (7,630,930)   $ 5,310,239
available to common
stockholders

Weighted average shares of     1,399,092        829,727        763,000        763,000        763,000
Common Stock

Common stock and potential     6,035,867      5,639,419      5,498,680             --      5,498,680
issuable common stock

Net earnings (loss) Basic    $      1.16   $       4 91    $      5 77         (10 00)   $      6 96

Per share available Diluted  $      0.27   $       0 72    $      0 80   $     (10 00)   $      0 97
To common
Stockholders

                                2001         2000         1999         1998         1997
                             ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA

Cash and Cash Equivalents       351,565      321,734      574,439    1,782,897      293,002
Working Capital              19,289,623   17,941,917   14,632,923    5,483,459   12,314,174
Total Assets                 27,965,362   26,662,838   24,374,159   23,846,301   20,491,681
Total Liabilities            11,066,909   11,345,249   13,232,603   16,186,882    5,772,247
Total Stockholders' Equity   16,898,453   15,277,589   11,141,556    7,659,419   14,719,254

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably after the initial growth period is completed. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

            SALES. Total sales were $24,600,429 in fiscal 2001 compared to $32,483,043 in fiscal 2000, a decrease of 24.3%. The decrease in sales is primarily attributed to uncertainties surrounding the events which occurred on September 11, 2001 causing the delay and cancellation of planned Christmas orders in addition to overall softness in the general U.S. economy. The retail market in the US represented approximately 70% of the Company's annual revenues for fiscal 2001.

            COST OF GOODS SOLD. Cost of goods sold was $18,954,344 in fiscal 2001, representing approximately 77% of sales, compared to $23,488,062 in fiscal 2000, which represented 72% of sales for fiscal 2000. The increase in cost of goods sold is due in part to a large sale of raw stones of approximately $3.6 million in the fourth quarter of fiscal 2001. Sale of raw stones resulted in a 9% gross margin because little or no processing had occurred to the stones between purchase and sale.

            OPERATING COSTS. Operating costs were $4,349,697 in fiscal 2001, 17.7% of revenues, compared to $4,136,931 in fiscal 2000, 12.8% of revenues. This increase is due in part to an increase in staffing in the marketing and finance departments, resulting in an increase in selling, general and administrative expenses of approximately $209,000. The increase was also due to increased professional fees relating to the Company's listing on the American Stock Exchange.

            OPERATING PROFIT. Operating profit for fiscal 2001 was $1,296,388 compared to operating profit of $4,858,050, a decrease of 73.4%. The decrease is due to a reduction in sales and gross margins and an increase in selling and administrative expenses.

            OTHER INCOME. Other income and (expense) was $324,476 in fiscal 2001 compared to ($782,017) in fiscal 2000, an increase of 141.5%. The change is due to gains (losses) resulting from currency fluctuations. Our Thai subsidiaries maintain their books and records in Thai Baht. However, their functional currency is the U.S. dollar. Monetary assets and liabilities and related income and expense items are remeasured using the current rates. Certain non-monetary assets (notably property and equipment) are remeasured at historical rates. Other nonmonetary balance sheet items and related revenues, expenses, gains and losses are remeasured using average exchange rates.

            NET EARNINGS. We reported net earnings of $1,620,864 for fiscal 2001 compared to $4,076,033 for fiscal 2000, a decrease of 60.3%. The difference is attributed to a decrease in revenues of 24.3% caused by the events which occurred on September 11, 2001 and the overall weakness in the U.S. economy, a decrease in gross margin percentage of 4.7% due in part to the raw stone sales in the fourth quarter and increased selling and administrative expenses.

FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

            SALES. Total sales were $32,483,043 in fiscal 2000 compared to $19,881,283 in fiscal 1999, an increase of 63.4%. The increase in sales is primarily attributed to increased sales of jewelry to existing customers, aggressive promotion of lower priced jewelry lines to new customers and the addition of new customers due to increased participation in jewelry shows in the United States and Hong Kong. Sales increased due to jewelry manufactured with lower grade stones. Such sales carried lower profit margins, resulting in an overall revenue increase from 1999 to 2000 without increases to gross margin.

            COST OF GOODS SOLD. Cost of goods sold was $23,488,062 in fiscal 2000, 72.3% of sales, compared to $11,025,824 in fiscal 1999, 55.4% of sales.
The increase in cost of goods sold is due in part to increased incentive programs for new customers and lower gross margin sales of jewelry manufactured with lower grade stones.

            OPERATING COSTS. Operating costs were $4,136,931 in fiscal 2000, 12.7% of revenues, compared to $4,346,100 in fiscal 1999, 21.8% of revenues. This decrease is due in part to reduced overtime pay for staff employees of approximately $105,153, and to a Baht devaluation when applying the 1999 exchange rate to our year 2000 expenses.

            OPERATING PROFIT. Operating profit for fiscal 2000 was $4,858,050 compared to 1999 operating profit of 4,509,359 an increase of 7.7%. The increase is due primarily to reduced selling, general and administrative expenses.

            OTHER INCOME. Other income and (expense) were ($782,017) in fiscal 2000 compared to $1,826,234 in fiscal 1999, due to gains (losses) resulting from currency fluctuations. Our Thai subsidiaries maintain their books and records in Thai Baht. However, their functional currency is the U.S. dollar. Monetary assets and liabilities and related income and expense items are remeasured using the current rates. Certain non-monetary assets (notably property and equipment) are remeasured at historical rates. Other nonmonetary balance sheet items and related revenues, expenses, gains and losses are remeasured using average exchange rates.

            NET EARNINGS. We reported net earnings of $4,076,033 for fiscal 2000 compared to $7,139,182 for fiscal 1999, a decrease of 42.9%. The difference between operating profit and net earnings is largely attributed to currency fluctuations and an extraordinary gain on debt restructuring that occurred during the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

            Our principal source of working capital is income from operations, borrowings under our revolving credit facilities and short-term loans from a company affiliate. At December

31, 2001, we had a cash and cash equivalent balance of $351,565 and working capital of $19,289,623.

            Our operating activities provided (used) cash of ($952,280) for the year ended December 31, 2001 and $951,618 for the year ended December 31, 2000. The decrease in cash provided by operating activities resulted primarily from a net decrease in cash flow from net earnings of $2,455,169 and an increase in accounts receivables of $2,573,150 due to increased sales to existing customers on credit terms and a decrease in accounts payable of $1,840,538 due to in part to increased borrowings under the lines of credit. This decrease in cash provided from operating activities is offset by a decrease in inventories of $1,621,702.

            The net cash provided by (used in) financing activities for the year ended December 31, 2001 was $1,279,536 compared to ($961,785) for the period ended December 31, 2000. This increase is due primarily to $1,736,947 in payments on notes payable accounted for during the twelve months ended December 31, 2000 and an increase in borrowings under a line of credit of $504,374.

            We have two line of credit arrangements with two Thai financial institutions and one U.S. financial institution entered into in October 1999, April 2000 and October 2001. The Thai lines are renewable automatically on a yearly basis and the U.S. line expires on September 2002; the lines are subject to the banks' periodic reviews resulting in adjustment of our credit limit. The Thai lines bear interest at a rate equal to LIBOR plus two percent (8.25% December 31, 2001); the U.S. line bears interest at prime plus 1.25% (6% at December 31, 2001). The 1999 line is personally guaranteed by two of our directors and collateralized by various real estate properties belonging to us and one of our directors. The 2000 line is also guaranteed by two of our directors and secured by a deed on a real estate property owned by a related party. The U.S. line is secured personally by one of our directors and by our U.S. receivables and inventory and by a lien on various Thai real estate properties and fixed assets of a related party. As of December 31, 2001, approximately $1,225,000 was available for borrowing under both 1999 and 2000 lines. As of December 31, 2001, approximately $862,000 was available for borrowing under the U.S. line. As of December 31, 2000 and December 31, 2001, the outstanding balances under all lines of credit were $775,162 and $2,054,698, respectively.

            The effects on liquidity of carrying large values of inventory can be referenced by days of sales in inventory. On average, for the years ended December 31, 2000 and 2001, inventory would remain on the books 236 and 387, respectively, until sold. During this period the inventory is classified as a current asset on the balance sheet but restricts the use of working capital until the inventory is sold.

            Our principal business is seasonal in nature with fourth quarter sales representing as much as 40% of annual sales. As a result of this seasonality and the decay periods inherent in some of our topaz products, inventory growth in the second and third quarters are customary. In addition to seasonal build up, inventory growth can be attributed to two other factors: anticipated fourth quarter sales growth with changes in consumer buying trends and lengthy decay periods for the radiated stones coupled with short lead times on customer orders. The decay periods for the topaz stones can range from 120 to 240 days depending upon the hue. For darker hues the decay periods are longer. At the end of the first quarter the consumer-buying trend was to move from the lighter topaz hues to the darker colors. This darker stone preference has continued to show strength through fiscal year end 2001. The result of this shift in buying preference causes longer decay periods resulting in higher quantities in inventory processing. As a result, our inventory levels continue to build with darker stones while the lighter topaz stones are showing slowing demand trends. This change in consumer preference is inherent in the semi-precious stone and related jewelry business. Retailers and wholesalers continue to demand shorter lead-times for orders which in turn causes higher carrying values of finished stones to meet the customer orders on time. Our efforts to address the inventory issue can be seen in our annual inventory turns. For fiscal year end 2001 our inventory turned just over one time. In examining our material and production flows it appears that the turns should be closer to two times per year. Obviously this figure is materially impacted by consumer preferences for darker Topaz hues and our ability to source stones in the market. In working capital dollars this one additional turn represents roughly $10 million in excess working capital tied to slower moving inventory. The company is currently implementing a consumption program to track inventory usage and address this issue. However, consumer preferences in this industry change rapidly and we cannot guarantee that the inventory we purchase today will be in demand in twelve months. Our success in implementing this system will be impacted by our ability to source stones timely in the market.

            Inventory is valued by applying a moving average method for valuation. Under this method of valuation, generally, the finished stone inventory does not progressively devalue with age and the prices per carat remain relatively stable. The average cost includes the raw cost of the product plus any additional costs to bring it to its current condition including processing, transportation, insurance and holding costs. Variances in valuation under the moving average cost method occur when stone prices, overhead cost and other related costs, which make up the value of the inventory, vary significantly up or down within the fiscal period. As such, material variances in the inventory costs are identified and valued separately to reflect true value.

            Our business can be classified into two major groups including sale of finished jewelry and finished stones, to a lesser degree. Most of our finished jewelry is made to order and is shipped when completed. Inventory valuations include the lesser of manufactured cost or market valuation per unit times the quantities on hand. Lower of cost or market is referenced by recent sale prices of the finished stones compared to the cost to produce or acquire such stones. If recent sales of an existing stone are not available, current market price samples in the selling market will dictate the lower of cost or market for valuation purposes.

            Management believes we have the ability to meet our current and anticipated financing needs for the next twelve months with the facilities in place and funds from operations, however, given our growth prospects, we may need to seek increases in our credit facilities during the upcoming year to sustain further revenue growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY FLUCTUATIONS

1.    EXCHANGE RATE INFORMATION

            Our Consolidated Financial Statements are prepared in U.S. dollars. The financial statements of our foreign subsidiaries are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Fluctuations in the value of foreign currencies cause U.S. dollar amounts to change in comparison with previous periods and, accordingly, we cannot quantify in any meaningful way, the effect of such fluctuations upon future income. This is due to the constantly changing exposure in the Thai Baht for our Thai subsidiaries.

            As of December 31, 2001, the average daily interbank exchange rate for the Baht was trading at 44.19 Baht to the US dollar. The exchange rate in Thailand has shown signs of stability in late 2001 and anticipated through mid 2002. Weakening in the Baht may come from the gap between the U.S. and Thai interest rates giving a further boost to exports. Regions of Thailand continue to promote exports to strengthen their economies. We are unable to predict whether the trends noted above would have a material effect on our future financial condition or the results of operations and, if so, whether such an effect will be positive or negative.

      2.    EXCHANGE RATE FLUCTUATION

Thai Baht

                                                  2001                                        2000
                                    High           Low         Average         High           Low         Average
                                    ----           ---         -------         ----           ---         -------
Fourth quarter                     45.07         43.37          44.40         44.49          41.88          43.44
Third Quarter                      45.87         43.92          44.98         42.77          39.10          40.97
Second quarter                     45.85         44.68          45.45         39.45          37.72          38.67
First quarter                      45.00         42.19          43.29         38.30          36.71          37.96

            We expect that the currency exchange rate for Thailand will strengthen through mid 2002 and weaken the second half of the year. We expect the weakening in the Baht to come from the continued strength in the exports. Other Asian countries are showing overall weakness in exports and large tech industries with the exception of Japan. Japan's problem are primarily domestic. Asian countries overall will weaken with some support domestically by China and India. We do not anticipate Thailand to be effected by Japan's economic downturn and that of surrounding Asian regions.

            We anticipate the cost of raw materials, which includes precious and non-precious metals, are expected to show moderate cost increases in the short-term with long-term stability.

2.    FORWARD-LOOKING STATEMENTS

            From time to time, we may make certain statements that contain "forward-looking" information. Words such as "anticipate", "estimate", "project", "believe" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of the Financial Information or Management's Discussion and Analysis or Plan of Operations and as part of other sections of this registration statement.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limiting those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.

3.    FOREIGN CURRENCY RISK

            As of December 31, 2001, we had no open forward-contracts. Our Thai subsidiaries keep their books in the Thai Baht currency. As such, the Thai balances are exposed to currency gains and losses depending upon the currency rate fluctuations when compared to the US dollar for the respective periods. The currency and remeasurement gains and losses for periods ended December 31, 2000 and 2001 are $(831,288) and $(444,707).

5.    INTEREST RATE FLUCTUATIONS

            Our interest expenses and income are sensitive to changes in interest rates. We had interest-bearing obligations of $2,054,698 for the period ended December 31, 2001 bearing various interest rates, and any fluctuation in the interest rate will have a direct impact on our interest expenses, cash flow and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                 C O N T E N T S

                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            3

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          4

         CONSOLIDATED STATEMENTS OF EARNINGS                                  5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
The Topaz Group, Inc.

We have audited the accompanying consolidated balance sheets of The Topaz Group, Inc. and Subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Topaz Group, Inc. and Subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

Seattle, Washington
March 25, 2002

                     The Topaz Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                 (U.S. Dollars)

                                     ASSETS

                                                                                                   December 31,
                                                                                          -------------------------------
                                                                                              2000                2001
                                                                                          -----------         -----------
CURRENT ASSETS
    Cash and cash equivalents                                                             $   321,734         $   351,565
    Accounts receivable, net of allowance of $923,474 and $788,369                          3,299,161           5,891,767
    Receivables from related parties                                                           19,456                  --
    Inventories                                                                            20,626,502          19,004,800
    Prepaid expenses and deposits                                                             196,376             372,285
                                                                                          -----------         -----------

              Total current assets                                                         24,463,229          25,620,417

PROPERTY AND EQUIPMENT - NET                                                                2,127,733           2,308,017

OTHER ASSETS                                                                                   31,876              36,928
                                                                                          -----------         -----------

              Total assets                                                                $26,622,838         $27,965,362
                                                                                          ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Lines of credit                                                                       $   775,162         $ 2,054,698
    Accounts payable                                                                        4,401,675           2,559,005
    Accrued liabilities                                                                       473,177           1,171,030
    Payables to related party                                                                 871,298             546,061
                                                                                          -----------         -----------

              Total current liabilities                                                     6,521,312           6,330,794

REDEEMABLE ORDINARY SHARES                                                                  4,823,937           4,736,115

COMMITMENTS                                                                                        --                  --

STOCKHOLDERS' EQUITY
    Class A preferred stock, liquidation preference of $10,153,954 and $8,130,570           4,827,477           3,555,511
    Class B preferred stock, liquidation preference of $2,541,646 and $2,811,193                1,007               1,007
    Common stock                                                                                1,025               2,135
    Additional paid in capital                                                                402,474           1,673,330
    Retained earnings                                                                      10,045,606          11,666,470
                                                                                          -----------         -----------
                                                                                           15,277,589          16,898,453
                                                                                          -----------         -----------

              Total liabilities and stockholders' equity                                  $26,622,838         $27,965,362
                                                                                          ===========         ===========

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,
                                 (U.S. Dollars)

                                                                                   1999                2000                2001
                                                                               ------------        ------------        ------------
Sales                                                                          $ 19,881,283        $ 32,483,043        $ 24,600,429
Cost of goods sold                                                               11,025,824          23,488,062          18,954,344
                                                                               ------------        ------------        ------------

    Gross profit                                                                  8,855,459           8,994,981           5,646,085

Selling, general and administrative expenses                                      4,346,100           4,136,931           4,349,697
                                                                               ------------        ------------        ------------

    Earnings from operations                                                      4,509,359           4,858,050           1,296,388

Other income (expense)
      Exchange rate gain (loss)                                                     320,075              86,164             (88,295)
      Interest expense                                                              (79,399)           (101,256)            (84,510)
      Interest income                                                                18,224               4,114               2,560
      Gain (loss) on remeasurement                                                1,455,855            (831,288)            444,707
      Other, net                                                                    111,479              60,249              50,014
                                                                               ------------        ------------        ------------
                                                                                  1,826,234            (782,017)            324,476
                                                                               ------------        ------------        ------------

Earnings before extraordinary item                                                6,335,593           4,076,033           1,620,864

Extraordinary item - gain on debt restructuring                                     803,589                  --                  --
                                                                               ------------        ------------        ------------

Net earnings                                                                      7,139,182           4,076,033           1,620,864

Preferred stock dividends                                                        (2,734,610)                 --                  --
                                                                               ------------        ------------        ------------

NET EARNINGS AVAILABLE TO
    COMMON STOCKHOLDERS                                                        $  4,404,572        $  4,076,033        $  1,620,864
                                                                               ============        ============        ============

Earnings per share available to common
    stockholders before extraordinary item:
    Basic                                                                      $       4.72        $       4.91        $       1.16
                                                                               ============        ============        ============
    Diluted                                                                    $       0.66        $       0.72        $       0.27
                                                                               ============        ============        ============

Net earnings per share available to common stockholders:
    Basic                                                                      $       5.77        $       4.91        $       1.16
                                                                               ============        ============        ============
    Diluted                                                                    $       0.80        $       0.72        $       0.27
                                                                               ============        ============        ============

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (U.S. Dollars)

                  Years ended December 31, 1999, 2000 and 2001


                                                     Thai            Class A              Class B      Subscriptions
                                               Preferred Stock   Preferred Stock      Preferred Stock   Receivable
                                               ---------------   ---------------      ---------------   ----------
Balance at January 1, 1999                          2,404,920               --                --         (4,002,380)

Issuance of Thai Preferred and Ordinary
   shares totaling 9,800,000 and 200,000,
   respectively, on February 19, 1999               2,593,080               --                --                 --

Issuance of Thai Preferred and Ordinary
   shares totaling 490,000 and 510,000,
   respectively on March 1, 1999                      129,654               --                --                 --

Payment of subscription receivable                         --               --                --          4,002,380

Share exchange agreement on April 30, 1999         (5,127,654)       5,127,654                --                 --

Warrants issued for services                               --               --                --                 --

Dividends                                                  --               --                --                 --

Net earnings for the year                                  --               --                --                 --
                                                  -----------      -----------            ------        -----------

Balance at December 31, 1999                               --        5,127,654                --                 --

Conversion of preferred stock into common                  --         (299,684)               --                 --

Issuance of additional preferred shares
   under exchange agreement                                --              514                --                 --

Re-designation of preferred shares                         --           (1,007)            1,007                 --

Warrants issued for services                               --               --                --                 --

Net earnings for the year                                  --               --                --                 --
                                                  -----------      -----------            ------        -----------

Balance at December 31, 2000                               --        4,827,477             1,007                 --

Conversion of preferred stock into common                  --       (1,271,966)               --                 --

Net earnings for the year                                  --               --                --                 --
                                                  -----------      -----------            ------        -----------

Balance at December 31, 2001                      $        --      $ 3,555,511            $1,007        $        --
                                                  ===========      ===========            ======        ===========

                                                                               Additional
                                                     Ordinary       Common       Paid-In        Retained
                                                      Shares        Stock        Capital        Earnings            Total
                                                     ---------      ------     -----------      ---------           -----
Balance at January 1, 1999                           7,691,364          --             --        1,565,515         7,659,419

Issuance of Thai Preferred and Ordinary
   shares totaling 9,800,000 and 200,000,
   respectively, on February 19, 1999                   52,840          --             --               --         2,645,920

Issuance of Thai Preferred and Ordinary
   shares totaling 490,000 and 510,000,
   respectively on March 1, 1999                       134,742          --             --               --           264,396

Payment of subscription receivable                          --          --             --               --         4,002,380

Share exchange agreement on April 30, 1999          (7,878,946)        763          3,052               --        (7,875,131)

Warrants issued for services                                --          --         40,000               --            40,000

Dividends                                                   --          --             --       (2,734,610)       (2,734,610)

Net earnings for the year                                   --          --             --        7,139,182         7,139,182
                                                   -----------      ------     ----------     ------------      ------------

Balance at December 31, 1999                                --         763         43,052        5,970,087        11,141,556

Conversion of preferred stock into common                   --         262        299,422               --                --

Issuance of additional preferred shares
   under exchange agreement                                 --          --             --             (514)               --

Re-designation of preferred shares                          --          --             --               --                --

Warrants issued for services                                --          --         60,000               --            60,000

Net earnings for the year                                   --          --             --        4,076,033         4,076,033
                                                   -----------      ------     ----------     ------------      ------------

Balance at December 31, 2000                                --       1,025        402,474       10,045,606        15,277,589

Conversion of preferred stock into common                   --       1,110      1,270,856               --                --

Net earnings for the year                                   --          --             --        1,620,864         1,620,864
                                                   -----------      ------     ----------     ------------      ------------

Balance at December 31, 2001                       $        --      $2,135     $1,673,330     $ 11,666,470      $ 16,898,453
                                                   ===========      ======     ==========     ============      ============

The accompanying notes are an integral part of this statement.

                     The Topaz Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                                 (U.S. Dollars)

Increase (Decrease) in Cash and Cash Equivalents                           1999            2000              2001
                                                                       -----------      -----------      -----------
Cash flows from operating activities
    Net earnings (loss)                                                $ 7,139,182      $ 4,076,033      $ 1,620,864
    Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities
        Depreciation and amortization                                      161,605          145,307          117,141
        Remeasurement of redeemable ordinary shares                     (2,302,249)        (752,760)         (87,822)
        Warrants granted for services                                       40,000           60,000               --
        Changes in assets and liabilities:
           Receivables                                                   1,015,271         (323,835)      (2,573,150)
           Inventories                                                  (8,483,736)      (2,137,554)       1,621,702
           Prepaid expenses and deposits/other assets                      730,997           57,236         (180,961)
           Payables                                                        294,217         (476,890)      (1,840,538)
           Accrued liabilities                                               5,886          304,081          370,484
                                                                       -----------      -----------      -----------

               Net cash provided by (used in) operating activities      (1,398,827)         951,618         (952,280)

Cash flows from investing activities
    Purchases of property and equipment, net                              (146,931)        (242,538)        (297,425)
                                                                       -----------      -----------      -----------

               Net cash used in investing activities                      (146,931)        (242,538)        (297,425)

Cash flows from financing activities
    Payment on notes payable, net                                         (493,890)      (1,736,947)              --
    Borrowings (payments) on lines of credit, net                               --          775,162        1,279,536
    Proceeds from issuance of share capital                              6,916,511               --               --
    Dividends paid                                                      (6,085,321)              --               --
                                                                       -----------      -----------      -----------

               Net cash provided by (used in) financing activities         337,300         (961,785)       1,279,536
                                                                       -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                    (1,208,458)        (252,705)          29,831

Cash and cash equivalents at the beginning of period                     1,782,897          574,439          321,734
                                                                       -----------      -----------      -----------

Cash and cash equivalents at the end of period                         $   574,439      $   321,734      $   351,565
                                                                       ===========      ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period
        Interest                                                       $    79,279      $    93,576      $    84,510
                                                                       ===========      ===========      ===========

Noncash Financing Activities:
        Settlement of related party receivable in lieu of
           payment of declared and accrued
           dividends                                                   $ 4,986,478      $        --      $        --
                                                                       ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Topaz Group, Inc. (the Company) is a Nevada corporation, which, through its subsidiaries, is involved in the manufacture and sale of jewelry and the polishing, cutting, and selling of precious and semi-precious gemstones, principally topaz gemstones. Sales are primarily to companies within the United States of America.

      A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

      1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Thailand subsidiaries, Creative Gems & Jewelry Limited (Creative), Advance Gems & Jewelry Limited (Advance) and Advance Gems Manufacturing Co., Ltd (Advance Manufacturing) (collectively, the Subsidiaries). All significant intercompany accounts and transactions have been eliminated. Except as otherwise disclosed all amounts are in U.S. dollars.

      Best Worth Agents Limited (Best Worth) owned 100% of the issued and outstanding preferred stock of Creative and Advance, which constituted 99.7% of the voting and dividend rights of Creative and Advance. On April 30, 1999, Best Worth entered into a share exchange agreement that was consummated on September 1, 1999. On September 1, 1999, Best Worth transferred 100% of its preferred shares in Advance and Creative in exchange for 100% (22,375,000 shares) of the voting convertible preferred stock of Chancellor Corporation (Chancellor), a non operating public shell company. Chancellor subsequently changed its name to The Topaz Group, Inc. The transaction resulted in the Company becoming the accounting acquirer, whereby Creative and Advance become subsidiaries of the Company and the historical financial statements of Creative and Advance become those of The Topaz Group, Inc. and Subsidiaries. Ordinary shares of Creative and Advance, representing 0.3% voting rights, remain outstanding to individual stockholders of those companies (see note I). On September 29, 2000, the Company issued an additional 3,084,000 shares of Class A Preferred Stock to Best Worth as called for under the terms of the original exchange agreement.

      During August 2000, the Company formed Advanced Gems Manufacturing Co., Ltd. The wholly-owned subsidiary of Advance was formed for Thailand statutory tax purposes.

      2.    REVENUE RECOGNITION

      Revenue is recognized when goods are shipped to customers.

      3.    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash accounts primarily in several Thai financial institutions. The Company has not experienced any losses in connection with its deposits.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using a moving average method.

      5.    PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from five to twenty years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

      6.    ADVERTISING EXPENSES

      The Company expenses the cost of advertising as it occurs. Advertising expenses for the years ended December 31, 1999, 2000 and 2001 totaled approximately $93,000, $341,000 and $332,000, respectively.

      7.    FUNCTIONAL CURRENCY AND REMEASUREMENT.

      The Company's Thai subsidiaries maintain their books and records in Thai Baht. However, their functional currency is the US dollar. Monetary assets and liabilities and related income and expense items are remeasured using current rates. Certain nonmonetary assets (notably property and equipment) are remeasured at historical rates. Other nonmonetary balance sheet items and related revenues, expenses, gains and losses are remeasured using average exchange rates. Gains or losses on remeasurement to U.S. dollars from Thai Baht are included in the consolidated statements of earnings.

      8.    SEGMENT INFORMATION

      The Company currently operates in one segment. Information related to the Company's operations by geographic areas is presented in Note M.

      9.    EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding preferred shares using the "if-converted" method, and outstanding stock warrants using the "treasury stock" method.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      The components of basic and diluted earnings per share were as follows:

                                                                    Year ended December 31,
                                                          ------------------------------------------
                                                              1999             2000           2001
                                                          -----------      ----------     ----------
      BASIC
      Net earnings before extraordinary item              $ 6,335,593      $4,076,033     $1,620,864
      Preferred stock dividends                            (2,734,610)             --             --
                                                          -----------      ----------     ----------
      Net earnings available to common
         stockholders before extraordinary item             3,600,983       4,076,033      1,620,864
      Extraordinary item                                      803,589              --             --
                                                          -----------      ----------     ----------
      Net earnings available to common
         stockholders after extraordinary item            $ 4,404,572      $4,076,033     $1,620,864
                                                          ===========      ==========     ==========

      Weighted average outstanding shares of
         common stock                                         763,000         829,727      1,399,092

      Net earnings per share available to
         common stockholders before
         extraordinary item                               $      4.72      $     4.91     $     1.16
                                                          ===========      ==========     ==========

      Net earnings per share available to
          common stockholders                             $      5.77      $     4.91     $     1.16
                                                          ===========      ==========     ==========

      DILUTED
      Net earnings available to common
         stockholders before extraordinary item           $ 3,600,983      $4,076,033     $1,620,864
      Impact of assumed conversion of preferred stock       2,734,610              --             --
                                                          -----------      ----------     ----------
      Net earnings available to common
         stockholders before extraordinary item
         (including effect of assumed conversion)           6,335,593       4,076,033      1,620,864
      Extraordinary item                                      803,589              --             --
                                                          -----------      ----------     ----------
      Net earnings available to common
         stockholders after extraordinary item
         (including effect of assumed conversion)         $ 7,139,182      $4,076,033     $1,620,864
                                                          ===========      ==========     ==========

      Weighted average outstanding shares of
         common stock                                         763,000         829,727      1,399,092

      Dilutive effect of preferred shares (1)               4,735,680       4,809,692      4,636,775
                                                          -----------      ----------     ----------
      Common stock and potentially issuable
         common stock                                       5,498,680       5,639,419      6,035,867

      Net earnings per share available to common
         stockholders before extraordinary item           $      1.15      $     0.72     $     0.27
                                                          ===========      ==========     ==========

      Net earnings per share available to common
         stockholders                                     $      1.30      $     0.72     $     0.27
                                                          ===========      ==========     ==========

      (1) The dilutive effect of warrants outstanding during each of the presented periods was immaterial to these computations.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at that time. For all financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and lines of credit, it was estimated that the carrying amount approximated fair value for these financial instruments because of their short maturities.

      11.   NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), BUSINESS COMBINATIONS. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not previously been issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of SFAS 142 will have no impact on the Company's consolidated financial statements.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, and EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its consolidated financial statements.

      12.   USE OF ESTIMATES

      In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE B - STOCK SPLITS AND OTHER CHANGES TO COMPOSITION OF EQUITY

      On September 29, 2000, the Company authorized a "one for five" reverse split of its voting common stock. The split did not affect stock's par value and the number of authorized common stock shares. All references to number of shares in the financial statements have been adjusted to reflect this reverse stock split on a retroactive basis.

      On January 22, 2001, the Company amended its Articles of Incorporation to re-designate 50,000,000 authorized preferred shares to create a new class of preferred stock, Series B Preferred. On January 25, 2001, the Company announced an exchange of 20,130,250 Series A preferred shares (representing five of each six shares outstanding per each Series A holder) into 1,006,513 shares of the Series B preferred stock.

      The 2000 financial statements were adjusted to retroactively reflect the January 25, 2001 recapitalization.

NOTE C - INVENTORIES

      Inventories consist of the following:

                                                   December 31,
                                          -----------------------------
                                             2000              2001
                                          -----------       -----------
         Raw materials                    $ 2,860,174       $   981,139
         Finished stones                   17,087,679        17,200,314
         Finished jewelry                     678,649           823,347
                                          -----------       -----------

                                          $20,626,502       $19,004,800
                                          ===========       ===========

NOTE D - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                     December 31,
                                                               -------------------------
                                                                  2000           2001
                                                               ----------     ----------
         Land and land improvements                            $1,352,813     $1,352,821
         Buildings and improvements                               381,014        375,743
         Machinery and equipment                                1,125,657      1,263,953
         Office furniture and equipment                           441,712        542,715
         Vehicles                                                 283,011        283,147
                                                               ----------     ----------
                                                                3,584,207      3,818,379
            Less accumulated depreciation and amortization      1,456,474      1,510,362
                                                               ----------     ----------

                                                               $2,127,733     $2,308,017
                                                               ==========     ==========

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE E - RELATED PARTY RECEIVABLES AND PAYABLES

      Payables to related parties consist of the following:

                                    December 31,
                              ---------------------
                                2000        2001
                              --------     --------
         Due to directors     $543,929     $282,675
         Accrued rent          327,369      263,386
                              --------     --------

                              $871,298     $546,061
                              ========     ========

      Related party accrued rent is owed to companies that are controlled by the Company's president.

NOTE F - LINES OF CREDIT

      The Company has two line of credit arrangements with two Thai financial institutions entered into in October 1999 (1999 Line) and April 2000 (2000
      Line) for $1,000,000 each. Both lines are renewable automatically on a yearly basis and are subject to the banks' periodic review resulting in adjustment of the Company's credit limit.

      The 1999 line bears interest at a rate equal to LIBOR plus two percent (8.136% and 8.25% as of December 31, 2000 and 2001, respectively), is personally guaranteed by two of the Company's directors and collateralized by various real estate properties belonging to the Company and one of the directors. As of December 31, 2000 and 2001 approximately $836,000 and $322,000, respectively, was available for borrowing under the 1999 Line.

      The interest rate on the 2000 line is the same as on the 1999 line. It is also guaranteed by two of the Company's directors and secured by a deed on a real estate property owned by a related party. As of December 31, 2000 and 2001, approximately $493,000 and $903,000, respectively, was available for borrowing under the 2000 Line.

      In October 2001, the Company entered into a $2,000,000 line of credit with a U.S. financial institution which expires in September 2002. The line of credit bears interest at prime plus 1.25% (6% at December 31, 2001) and is secured by inventory and eligible accounts receivable in the United States, a second position on certain real estate and fixed assets in Thailand and by one of the Company's directors. This line is subject to various financial and non-financial covenants. As of December 31, 2001, approximately $862,000 was available for borrowing under this line of credit.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE G - EXTRAORDINARY ITEM

      On July 30, 1999, Advance completed a debt restructuring with an investor that purchased the rights to the debt from a failed financial institution. The debt restructuring occurred as a result of the failure of the financial institution and not Advance's inability to service the debt. The debt restructuring was accomplished through the reduction of the face amount of the debt and accrued interest. The result was a gain on restructuring totaling approximately $804,000, which is reflected as an extraordinary item in the Consolidated Statements of Earnings. The remaining principal and interest of $610,470 was paid in full during January 2000. The debt restructuring was accounted for in accordance with Statement of Financial Accounting Standards No. 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS. The net effect of the gain on the debt restructuring on basic and diluted earnings per share for the years ended December 31, 1999 was $1.06 and $0.15, respectively.

NOTE H - STOCKHOLDERS' EQUITY

      The Company has the following types of equity securities authorized and outstanding:

      PREFERRED STOCK - 50,000,000 shares authorized as of December 31, 2000 and 2001.

      Series A Preferred $0.001 par value - 26,000,000 shares designated, 4,021,050 and 2,911,050 shares issued and outstanding as of December 31, 2000 and 2001. Each share of preferred stock has liquidation preferences which are determined by a formula that takes into account, amongst other things, total stockholder's equity on a date of liquidation. Each preferred shareholder is entitled to one vote per share. General conversion provisions entitle each preferred share to be converted into one common stock share at the election of the holder. The preferred stock is subject to mandatory conversion at the rate of one share of preferred stock for one share of common stock, upon the undertaking by the Company of a public offering of its securities pursuant to the Securities Act of 1933, as amended. Holders of preferred stock are entitled to receive dividends from funds legally available, concurrent with the declaration of dividends on the Company's common stock.

      Series B Preferred (see note B) $0.001 par value - 10,000,000 shares authorized, 1,006,513 shares issued and outstanding as of December 31, 2001.

      On July 20, 2001, the Company filed with the State of Nevada an amendment to its Articles of Incorporation to amend the provisions pertaining to the conversion of the Series B preferred stock. Under the amended provision, Series B preferred shares are subject to mandatory conversion into the Company's common stock on a one-to-one basis upon a sale of all or substantially all of the assets of the Company or upon a sale of all of the capital stock of the Company or a merger into another surviving company. The Series B Preferred Stock have voting rights equal to twenty votes per share.

      COMMON STOCK - $0.001 par value - 100,000,000 authorized; 1,024,886 and 2,134,886 shares issued and outstanding as of December 31, 2000 and 2001, respectively. The voting rights are one vote per share.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE H - STOCKHOLDERS' EQUITY - Continued

      COMMON STOCK WARRANTS - On September 1, 1999, the Company authorized common stock warrants to be granted to three consultants in connection with future services. The warrants were granted monthly from September 1999 through June 2000. The number of the warrants issued in each tranche was determined as the fair value of the services provided (set at $10,000 total for each month) divided by the fair value of the underlying stock as determined on the date of each grant. The warrants' strike price on each grant date was equal to the fair value of the underlying stock on the date of each grant but not less than $2.50 per share. As of December 31, 2000, the Company had granted 32,884 warrants, resulting in $60,000 in additional expenses for the year ended December 31, 2000. The warrants expire on July 27, 2005 and have strike prices varying from $2.50 to $5.16 per share.

      STOCK OPTIONS - On May 15, 2001, the Board of Directors approved the 2001 Stock Option Plan and approved 1,000,000 common stock options to be granted to employees and directors of the consolidated entity. The options are expected to be granted with exercise prices at or near the underlying stock's fair market value on the date of grant. The options generally will expire five years from the date of grant and are expected to vest in five equal tranches of 20% of the total options granted. No options have been granted.

      A roll forward of shares issued and outstanding is as follows:

                                                                       Class A         Class B
                                                                      Preferred       Preferred      Common
                                                                        Stock           Stock         Stock
                                                                     -----------      ---------     ---------
      Shares issued as part of April 30, 1999 exchange agreement      22,375,000             --       763,000(1)
                                                                     -----------      ---------     ---------

      Balance at December 31, 1999                                    22,375,000             --       763,000

      Conversion of preferred stock                                   (1,307,700)            --       261,886

      Issuance of additional preferred stock under
          April 30, 1999 exchange agreement                            3,084,000             --            --

      Shares issued in recapitalization                              (20,130,250)     1,006,513            --
                                                                     -----------      ---------     ---------

      Balance at December 31, 2000                                     4,021,050      1,006,513     1,024,886

      Conversion of preferred stock                                   (1,110,000)            --     1,110,000
                                                                     -----------      ---------     ---------

      Balance at December 31, 2001                                     2,911,050      1,006,513     2,134,886
                                                                     ===========      =========     =========

      (1) represents previously issued and outstanding common shares of Chancellor

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE I - REDEEMABLE ORDINARY SHARES

      Advance and Creative have 10,710,000 ordinary shares issued and outstanding to related parties. Certain of these related parties are preferred stockholders of the Company. The voting rights of the ordinary shares, with respect to Advance and Creative, are one vote per share or 0.3% of the total outstanding voting shares. The Company controls the remaining 99.7% of Advance and Creative as a result of the share exchange consummated on April 30, 1999 (as discussed in note A). The ordinary shares are not publicly traded and are eligible to receive dividends in proportion to their voting rights. Since the ordinary shares do not represent equity of the Company and the Company has an obligation to repurchase the ordinary shares they have been accounted for as redeemable equity of the Thai subsidiaries. Accordingly, the redeemable ordinary shares of the subsidiaries have been remeasured into U.S. dollars at the current rate as of December 31, 2000 and 2001.

NOTE J - INCOME TAXES

      The Subsidiaries have received a promotional privilege from the Thai Board of Investment under certificates dated May 30, 2000 (Creative) and September 8, 2000 (Advance Manufacturing) relating to the manufacture of gemstones and jewelry. The promotional privilege for Advance expired during 2000 and Advance is now inactive. Under this privilege, the Subsidiaries have received exemption from certain Thai taxes and duties including Thai corporate income tax on income derived from the promoted activities for a period of eight years commencing from the date that the Subsidiaries have income derived from those activities. The Subsidiaries are required to comply with the terms and conditions specified in the promotional certificate. Management does not believe it will ever utilize the net operating loss (NOL) of the predecessor company, Chancellor Corporation, due to limitations on change of ownership.

      The income tax expenses reconciled to the tax computed at the U.S. statutory rate were approximately as follows:

                                                    Year ended December 31,
                                         ------------------------------------------
                                            1999              2000            2001
                                         -----------      -----------      --------
      Tax expense (benefit) computed
          at federal statutory rate      $ 2,427,000      $ 1,386,000      $551,000
      Non U.S. income exempt
          from tax                        (2,427,000)      (1,520,000)     (602,000)
      Valuation allowance                         --          134,000        48,000
                                         -----------      -----------      --------

                                         $        --      $        --      $     --
                                         ===========      ===========      ========

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE J - INCOME TAXES - Continued

      Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Deferred income taxes reflect the net tax effects of temporary differences between the consolidated carrying amounts of assets and liabilities for financial reporting purposes and the respective amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                  December 31,
                                             -----------------------
                                                2000          2001
                                             ---------      --------
         Deferred asset
            Net operating losses             $ 114,000      $ 66,000
            Warrants                            20,000        20,000
         Valuation allowance                  (134,000)      (86,000)
                                             ---------      --------

                  Net deferred tax asset     $      --      $     --
                                             =========      ========

      Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited. As of December 31, 2000 and 2001, the Company recorded valuation allowances of $134,000 and $86,000, respectively. The decrease in the valuation allowance of $68,000 is due, primarily, to a decrease in NOL resulting from applying prior losses against the 2001 income.

NOTE K - COMMITMENTS

      1.    OPERATING LEASE AGREEMENTS

      The Company conducts its operations in leased facilities under operating leases expiring through February 2011. The Company has the option of extending the lease terms beyond the current expiration date. The following is a schedule by year of approximate minimum rental payments under such operating leases.

      Year ending December 31,          Third Party        Related Party            Total
      ------------------------          -----------        -------------            -----
              2002                      $    73,956         $     74,663         $     96,063
              2003                           70,286               74,663               91,308
              2004                           54,727               74,663               74,663
              2005                           55,812               74,663               74,663
              2006                           32,926               74,663               74,663
           Thereafter                            --              311,095              311,095
                                        -----------         ------------         ------------

                                        $   287,707         $    684,410         $    722,455
                                        ===========         ============         ============

Certain of the above leases provide for payment of taxes and other expenses by the Company. Rent expense for the leased facilities for the years ended December 31, 1999, 2000 and 2001, was approximately $77,000, $72,000 and $95,000, respectively.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE K - COMMITMENTS - Continued

      2.    LEGAL RESERVE

      Under the provisions of Thailand's Civil and Commercial Code, the Subsidiaries are required to set aside a legal reserve of at least five percent of their net earnings at each dividend declaration until the reserve reaches ten percent of the contributed capital. The reserve is not available for dividend distribution. As of December 31, 2000 and 2001, the reserve balance was $490,800, and was included in the Company's retained earnings.

NOTE L - RISK AND UNCERTAINTIES

      1.    COUNTRY RISK

      A significant volume of the Company's operations are conducted in Thailand. Accordingly, the Company's business, financial position and results of operations may be influenced by the political, economic and legal environments in Thailand and the Pacific Rim region (PRR), and by the general state of the Thailand and Pacific Rim economies.

      The Company's operations in the Pacific Rim are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRR, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

      2.    CONCENTRATION OF CREDIT RISK

      As of December 31, 2000 and 2001 balances of two customers represented 12% and 8%, respectively, of the total accounts receivable.

      The Company performs ongoing credit evaluation of each customer's financial condition and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's projections.

      3.    DEPENDENCE ON A LIMITED NUMBER OF IRRADIATION TREATMENT FACILITIES

      The Company negotiated a contract with the University of Missouri to utilize the University's nuclear reactor for the irradiation (coloration) of topaz gemstones. The contract gives the Company exclusive use of the reactor for the coloration of gemstones through February 2005 and may be extended on an annual basis upon mutual agreement of both parties. Management believes that there are fewer than five known facilities in the world that are capable of providing similar irradiation processing.

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE M - GEOGRAPHIC AREAS AND CONCENTRATIONS

      1.    REVENUE (thousands)

                                             Year ended December 31,
                                     -------------------------------------
                                       1999           2000           2001
                                     -------        -------        -------
      United States                  $16,972        $28,347        $15,304
      Thailand                         2,909          4,136          9,296

      2.    LONG-LIVED ASSETS

                                                     December 31,
                                           -------------------------------
                                               2000                2001
                                           ----------           ----------
      US                                   $       --           $   15,545
      Thailand                              2,127,733            2,184,651
                                           ----------           ----------

          Total                            $2,127,733           $2,200,196
                                           ==========           ==========

      3.    MAJOR CUSTOMERS

      Details of individual customers accounting for more than 10% of the Company's sales are as follows:

                                                   Sales (thousands)
                                                Year ended December 31,
                                            ------------------------------
                                             1999        2000        2001
                                            ------      ------      ------
      Goldmine Enterprises, Inc.            $4,579      $4,215      $3,487
      Helen Andrews                          3,960       2,862         257
      Home Shopping Network                     --         591       1,268

      4.    MAJOR SUPPLIERS (thousands)

      Details of individual suppliers accounting for more than 10% of the Company's purchases are as follows:

                                               Year ended December 31,
                                        ----------------------------------
                                         1999          2000          2001
                                        ------        ------        ------
      Gold Corporation                  $3,271        $3,657        $1,889
      Little Rock                        1,798         2,667         1,525
      TDC Gold                              --            --         1,320

                     The Topaz Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

NOTE N - SELECTED QUARTERLY DATA (UNAUDITED)

      YEAR ENDED DECEMBER 31, 2000

      Net sales                                         $    4,466,439     $    5,989,268    $    7,799,898    $   14,227,438
      Gross profit                                           1,161,274          1,976,458         2,183,971         3,673,278
      Earnings from operations                                  47,526          1,041,967         1,092,637         2,675,921
      Net earnings (loss)                                     (272,932)         1,152,582         1,198,819         1,997,564

      Earnings per share from operations
            Basic                                       $         0.06     $         1.37    $         1.43    $         3.23
            Diluted                                     $         0.01     $         0.19    $         0.20    $         0.48

      Net earnings (loss) per share
            Basic                                       $        (0.36)    $         1.51    $         1.57    $         2.41
            Diluted                                     $        (0.36)    $         0.21    $         0.22    $         0.35

      YEAR ENDED DECEMBER 31, 2001

      Net sales                                         $    4,586,282     $    4,899,963    $    5,525,989    $    9,588,195
      Gross profit                                           1,305,985          1,513,345         1,623,897         1,202,864
      Earnings from operations                                 467,203            475,030           705,861          (351,706)
      Net earnings                                           1,242,292            975,269           706,618        (1,303,315)

      Earnings per share from operations
            Basic                                       $         0.40     $         0.36    $         0.49    $        (0.18)
            Diluted                                     $         0.08     $         0.08    $         0.12    $        (0.18)

      Net earnings per share
            Basic                                       $         1.06     $         0.74    $         0.49    $        (0.66)
            Diluted                                     $         0.21     $         0.16    $         0.12    $        (0.66)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Our directors and executive officers and their present positions with us are as follows:

NAME                           AGE    POSITION
Jeremy F. Watson               61     Chairman of the Board of Directors
Dr. Aphichart Fufuangvanich    51     Director and President
Thammatinna Thammaradi         42     Director and Executive Vice President
Terrance C. Cuff               39     Director and Chief Financial officer
Timothy Matula                 41     Director and Treasurer
Leonard T. Orrin               55     Director and Director of Sales
Thiti Fufuangvanich            24     Director and Director of Research and Development
David Dikinis                  49     Independent Director
Alson Lee                      74     Independent Director
Jason Sugarman                 30     Independent Director

            JEREMY F. WATSON has served as Chairman of the Board of Directors since September 1999. From March 1996 to February 1998, he served as Regional Vice President for Fritz Gegauf, A.G. From October 1973 to February 1996, Mr. Watson served in various positions at The Singer Company, the last being Managing Director of China Operations. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

            DR. APHICHART FUFUANGVANICH has served us as president and as a director since February 2001. He has worked within the manufacturing and sales business for over 30 years. Dr. Aphichart Fufuangvanich has extensive experience within this field and has spent the last five years consulting to various stone manufacturing and sales companies, including Topaz Group. Dr. Apichart is the father of director Thiti Fufuangvanich.

            THAMMATINNA THAMMARADI has served as an executive vice president since February 2000 and a director since September 1999, and has served as a director of Topaz Group since September 1999. She has been involved in the jewelry industry for over 10 years. She received an MBA in finance from the University of Denver and a Bachelors Degree in Economics from Thammasat University, Bangkok.

            TERRANCE C. CUFF has served us as chief financial officer and as a director since February 2001. From January 1994 to February 2000, he was the President and a shareholder of Business Exchange Center, Inc., a merger & acquisitions firm. Prior to holding the President position he served as senior valuation analyst, from 1989 to 1994 with the same firm.

            TIMOTHY MATULA has served us as treasurer and as a director since February 2001. He is currently a principal in Quantum Capital Advisors, a money management and corporate advisory firm. He is also currently a member of the Board of Directors at Eat at Joe's, Inc. From 1994 to 1997, Mr. Matula served as Assistant Vice President of Quantum Portfolio Manager at Prudential Securities.

            LEONARD T. ORRIN has served as director of sales and as a director for Topaz Group since September 1999 and the Director of Sales for Topaz Group's subsidiaries since August 1995. Previously, he provided consulting services to various stone manufacturing and sales firms.

            THITI FUFUANGVANICH has served as a director and the director of research and development since February 2001. From 1996 to 1999, he was a member of the Faculty of Engineering at Chulalongkorn University. He was the President of Student Government at Chulalongkorn University in 1999. Thiti Fufuangvanich is the son of director Dr. Aphichart Fufuangvanich.

            DAVID DIKINIS has served us as an independent director since February 2001. He is the founder of Gemstones.com, Amulet, Gemstone and Jewelry Catalog and Talisman Catalog each of which he established 1985. Mr. Dikinis is a Gemologist (GIA) and former board member of the American Gem Trade Association
(AGTA).

            ALSON LEE has served us as an independent director since February 2001. He served in various functions within The Singer Company, including Vice President Pacific Region. Since retiring from The Singer Company, he has worked as a volunteer executive with the International Executive Service Corps with project assignments in Estonia from November 1993 to December 1993, Russia from May 1996 to June 1996, and Kazakhstan from September 1997 to October 1997. Mr. Lee also is a certified public accountant in the State of New York and the District of Columbia.

            JASON SUGARMAN has served us an independent director since September 2001. Mr. Sugarman is a principal of MKA Capital, a privately held real estate fund located in Orange County, California. He started at MKA in March 2000. Prior to this position Mr. Sugarman was the president of Cardinal Mortgage from February 1999 to March 2000. From 1994 to 2000, Mr. Sugarman was a principal of Patriot Homes, a land development and homebuilding company. He has a BA degree in economics from Stanford University.

ELECTION OF OFFICERS AND DIRECTORS

            All of our directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the board of directors at the first board of directors' meeting after each annual meeting of shareholders and hold office until their death, until they resign or until they have been removed from office.

ITEM 11. EXECUTIVE COMPENSATION.

            The following table provides certain summary information concerning the compensation that will be paid on an annualized basis to our chief executive officer and the three (3) other most highly paid executive officers for all services to be rendered in all capacities to us during the fiscal years ended December 31, 1999, 2000 and 2001. No officers received compensation in excess of $100,000 during such years.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                      ANNUAL COMPENSATION                COMPENSATION
                                       ----   ----------------------------------    ------------------------      ------------
                                                                                    RESTRICTED    SECURITIES
                                      FISCAL                        OTHER ANNUAL       STOCK      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR   SALARY ($)   BONUS    COMPENSATION      AWARDS        OPTIONS       COMPENSATION
---------------------------            ----   ----------   -----    ------------      ------        -------       ------------
Jeremy F. Watson
Chief Executive Officer                2001        0         0            0              0             0               0
Kasem Chitmunchaitham,
                                               ------      -----       ----           -------       ----            ----
President and                          2000     29,653       0            0              0             0               0
Chief Executive Officer                1999     31.710       0            0              0             0               0

            We did not grant stock options in 2001.

            No executive officer held stock options during the 2001 fiscal year. As of the date of this report, no executive officer holds stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information regarding the beneficial ownership of our common stock and series A and series B preferred stock as of December 31, 2001 by:

            o each person known by us to beneficially own more than 5% of the outstanding shares of common stock, preferred stock or series B preferred stock;

            o     each of our directors and named executive officers; and

            o     our directors and executive officers as a group.

            Each share of common stock and series A preferred stock is entitled to one vote per share while each share of series B preferred stock is entitled to twenty votes per share. The shares of series A preferred are convertible into shares of common stock at any time. The shares of series B preferred stock are convertible into shares of common stock upon specified events.

                                                                         Series A                   Series B
                                             Common Stock            Preferred Stock             Preferred Stock
                                        ---------------------    -----------------------      -----------------------
                                                     Percent                     Percent                    Percent
Name and Address of                      No.           of           No.            Of            No.           of
Beneficial Owner (1)                    Shares        Class        Shares         Class         Shares       Class
----------------------------------      ------       --------    ---------     ---------      ---------     ---------
Best Worth Agents, Ltd. (2)                  --        --        2,911,050         100%       1,006,513         100%
U.S. Heritage Capital Corp.             133,000         6.2%            --          --               --         ---
5770 Wulff Run Road
Cincinnati, OH 45233
Jeremy F. Watson                        200,000         9.4%            --          --               --         ---
Thammatinna Thammaradi                       --        --               --          --               --         ---
Leonard Orrin                                --        --               --          --               --         ---
David Dikinis                                --        --               --          --               --         ---
Dr. Aphichart Fufuangvanich              24,000         1.1%            --          --               --         ---
Terrance C. Cuff  (3)                   212,179         9.9%            --          --               --         ---
Timothy Matula (3)                      206,133         9.7%            --          --               --         ---
Thiti Fufuangvanich                          --        --               --          --               --         ---
Alson Lee                                    --        --               --          --               --         ---
Jason Sugarman                               --        --               --          --               --         ---
All officers and directors as a
group (ten (10) persons, including
the foregoing)                          642,312        30.1%            --          --               --         ---

----------

(1) Unless otherwise indicated, the address of each beneficial owner is the care of Topaz Group, Inc., 126/1 Krungthonburi Road, Banglampoo Lang, Klongsarn, Bangkok 10600 Thailand.

(2) Jariya Sae-Fa is the beneficial owner of Best Worth Agents, Ltd. and the sister of Dr. Aphichart Fufuangvanich, who is also one of our directors.

(3) Includes shares of common stock issuable upon exercise of warrants that are exercisable within sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            During the fiscal year ended December 31, 1999, we exchanged an aggregate of $905,369 of gemstones from Calibration of Gems Factory Co., Ltd., Well Gems & Jewelry Co., Ltd. and Trillion Royal Grand Company Limited, companies controlled by Dr. Aphichart Fufuangvanich. Dr. Aphichart is one of our directors. These transactions were negotiated at arm's length and the prices paid for the gemstones were no less favorable than those we could have obtained from independent parties on the open market.

            Ms. Jariya Sae-Fa, a director of our wholly owned subsidiary Creative through January 2001 and the managing member of Best Worth Agents, Ltd., had loaned to us the cumulative amount of $543,929 as of December 31, 2000, $282,675 of which remains due and payable to Ms. Sae-Fa as of December 31, 2001. The loans from Ms. Sae-Fa have no term and do not bear interest. The debts are classified as a current liability and are expected to be paid within the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      1.    TABLE OF CONTENTS TO FINANCIAL STATEMENTS APPEARS ON PAGE F-

      2.    SCHEDULES

      3.    EXHIBITS

Item 14. EXHIBITS

*2.1 Agreement of Exchange among the Company, Best Worth Agents, Ltd and Advance Gems & Jewelry Co., Ltd., dated April 30, 1999

*2.2 Agreement of Exchange among the Company, Best Worth Agents, Ltd and Creative Gems & Jewelry Co., Ltd., dated April 30, 1999

*3(i)(a) Amended and Restated Articles of Incorporation of the Company, dated November 17, 1998

*3(i)(b) Certificate of Change in the Number of Outstanding Shares of Common Stock, dated November 16, 2000

*3(ii)            Bylaws of the Company, dated June 5, 1996

*4.1 Amended and Restated Certificate of Designation of the Company's Series A Preferred Stock and Series B Preferred Stock, filed July 20, 2001

*4.2              2001 Stock Option Plan of the Company

*10.1 Contract between the Company and the Curators of the University of Missouri, dated March 1, 2001

*10.2 Joint Venture Agreement between Creative Gems & Jewelry Co., Ltd. and Muthama Gemstones (Kenya) Limited, dated September 6, 1999.

*10.3 Credit Facilities Agreement between UOB Radanasin Bank Pcl and the Creative Gems & Jewelry Co. Ltd., dated April 12, 2000

*10.4 Overdraft Agreement between Thai Farmers Bank Pcl and Creative Gems & Jewelry Co. Ltd., dated July 13, 2000

**10.5 Business Loan Agreement between The Topaz Group, Inc. and General Bank, dated October 11, 2001 and Addendum to Loan Agreement between The Topaz Group, Inc. and General Bank, dated October 11, 2001

*21               Subsidiaries of the Registrant

----------

* Incorporated by reference from our registration statement on Form 10 filed with the Securities and Exchange Commission on October 30, 2001.

** Filed with Amendment No. 1 to our registration statement on Form 10 as filed with the Securities and Exchange Commission on December 19, 2001.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE TOPAZ GROUP, INC.

Date:  March 31, 2002                        By: /s/ Jeremy F. Watson
                                                -----------------------
                                                   Jeremy F. Watson
                                                Chairman of the Board

            Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

           SIGNATURE               TITLE                           DATE

/s/ Jeremy F. Watson
--------------------------------
Jeremy F. Watson                  Chairman of the Board       March 31, 2002

/s/ Dr. Alphichart Fufuangvanich
--------------------------------
Dr. Alphichart Fufuangvanich      Director and President      March 31, 2002

/s/ Thammatinna Thammaradi
--------------------------------
Thammatinna Thammaradi            Director and Executive
                                     Vice President           March 31, 2002

/s/ Terrance C. Cuff
--------------------------------
Terrance C. Cuff                  Director and Chief
                                     Financial Officer        March 31, 2002

/s/ Timothy Matula
--------------------------------
Timothy Matula                    Director and Treasurer      March 31, 2002

/s/ Leonard T. Orrin
--------------------------------
Leonard T. Orrin                  Director and Director
                                     Of Sales                 March 31, 2002

/s/ Thiti Fufuangvanich
--------------------------------
Thiti Fufuangvanich               Director and Director of
                                     Of Research and
                                     Development              March 31, 2002

/s/ David Dikinis
--------------------------------
David Dikinis                     Independent Director        March 31, 2002

/s/ Alson Lee
--------------------------------
Alson Lee                         Independent Director        March 31, 2002

/s/ Jason Sugarman
--------------------------------
Jason Sugarman                    Independent Director        March 31, 2002