Form 10-Q
period 2002-03-31
TOPAZ GROUP INC
filed 2002-05-15
CIK 1059280

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 2002

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission file number 0-27415

                              The Topaz Group, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                     91-1762285
-------------------------------------  -----------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                            126/1 Krungthonburi Road
                           Banglampoo Lang, Klongsarn
                             Bangkok 10600 Thailand
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including area code _____________________________

                                     - N/A -
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

                                TABLE OF CONTENTS

                                                                                        Page
PART I.     FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002
           (Unaudited)                                                                   2

         Consolidated Statements of Earnings for the Three Months Ended March 31,
           2001 and 2002 (Unaudited)                                                     3

         Consolidated Statements of Cash Flows for the Three Months Ended March
           31, 2001 and 2002 (Unaudited)                                                 4

         Notes to Consolidated Financial Statements (Unaudited)                          5

ITEM 2.  Management Discussion and Analysis of Financial Condition and Results of        8
         Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks                    10

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                              12

ITEM 2.  Changes in Securities and Proceeds                                             12

ITEM 3.  Default Upon Senior Securities                                                 12

ITEM 4.  Submission of Matters to a Vote of Security Holders                            12

ITEM 5.  Other Information                                                              12

ITEM 6.  Exhibits and Reports on Form 8-K                                               12

                     The Topaz Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,         March 31,
                                                                         2001                2002
                                                                   ---------------     ---------------
                                                                                         (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                      $       351,565     $       317,552
    Accounts receivable, net of allowance of
        $788,369 and $795,831                                            5,891,767           6,710,573
    Inventories                                                         19,004,800          22,853,358
    Prepaid expenses and deposits                                          372,285             626,107
                                                                   ---------------     ---------------

              Total current assets                                      25,620,417          30,507,590

PROPERTY AND EQUIPMENT - NET                                             2,308,017           2,288,669

OTHER ASSETS                                                                36,928              44,973
                                                                   ---------------     ---------------

              Total assets                                         $    27,965,362     $    32,841,232
                                                                   ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Lines of credit                                                $     2,054,698     $     2,939,832
    Accounts payable                                                     2,559,005           5,630,519
    Accrued liabilities                                                  1,171,030             941,287
    Payables to related party                                              546,061           1,095,885
                                                                   ---------------     ---------------

              Total current liabilities                                  6,330,794          10,607,523

REDEEMABLE ORDINARY SHARES                                               4,736,115           4,807,209

COMMITMENTS                                                                      -                   -

STOCKHOLDERS' EQUITY
    Class A preferred stock, liquidation preference of
        $8,130,570 and $8,384,545                                        3,555,511           3,555,511
    Class B preferred stock, liquidation preference of
        $2,811,193 and $2,899,007                                            1,007               1,007
    Common stock                                                             2,135               2,135
    Additional paid in capital                                           1,673,330           1,673,330
    Retained earnings                                                   11,666,470          12,194,517
                                                                   ---------------     ---------------
                                                                        16,898,453          17,426,500
                                                                   ---------------     ---------------

              Total liabilities and stockholders' equity           $    27,965,362     $    32,841,232
                                                                   ===============     ===============

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

                                                                      Three months ended March 31,
                                                                   ----------------------------------
                                                                        2001                2002
                                                                   ---------------     --------------
Sales                                                              $     4,586,282     $    5,625,270
Cost of goods sold                                                       3,280,297          4,156,397
                                                                   ---------------     --------------

    Gross profit                                                         1,305,985          1,468,873

Selling, general and administrative expenses                               838,782            921,077
                                                                   ---------------     --------------

    Earnings from operations                                               467,203            547,796

Other income (expense)
      Exchange rate gain                                                    93,357              8,359
      Interest expense                                                     (14,603)           (17,215)
      Gain (loss) on remeasurement                                         681,665            (68,796)
      Other, net                                                            14,670             57,903
                                                                   ---------------     --------------
                                                                           775,089            (19,749)
                                                                   ---------------     --------------

NET EARNINGS                                                       $     1,242,292     $      528,047
                                                                   ===============     ==============

NET EARNINGS PER SHARE:
    Basic                                                          $          1.06     $         0.24
                                                                   ===============     ==============
    Diluted                                                        $          0.21     $         0.08
                                                                   ===============     ==============

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                       Three months ended March 31,
                                                                    ---------------------------------
Increase (Decrease) in Cash and Cash Equivalents                         2001              2002
                                                                    ---------------------------------
Cash flows from operating activities
    Net earnings                                                    $    1,242,292     $      528,047
    Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities
        Depreciation and amortization                                       32,634             37,100
        Remeasurement of redeemable ordinary shares                       (177,735)            71,094
        Changes in assets and liabilities:
           Receivables                                                     362,870           (818,807)
           Inventories                                                    (387,236)        (3,848,558)
           Prepaid expenses, deposits and other assets                    (256,354)          (261,867)
           Accounts and related payables                                (1,425,847)         2,525,453
           Accrued liabilities                                             789,178            866,142
                                                                    --------------     --------------

               Net cash provided by (used in) operating activities         179,802           (901,396)

Cash flows from investing activities
    Purchases of property and equipment                                    (56,330)           (17,752)
                                                                    --------------     --------------

               Net cash used in investing activities                       (56,330)           (17,752)

Cash flows from financing activities
    Borrowings (payments) on line of credit, net                          (281,737)           885,135
                                                                    --------------     --------------

               Net cash provided by (used in) financing activities        (281,737)           885,135
                                                                    --------------     --------------

Net decrease in cash and cash equivalents                                 (158,265)           (34,013)

Cash and cash equivalents at the beginning of period                       321,734            351,565
                                                                    --------------     --------------

Cash and cash equivalents at the end of period                      $      163,469     $      317,552
                                                                    ==============     ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period Interest                            $       14,500     $       17,215
                                                                    ==============     ==============

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - FINANCIAL STATEMENTS

     The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. This form 10-Q should be read in conjunction with the form 10-K that includes audited consolidated financial statements for the years ended December 31, 2000 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for the three years in the period ended December 31, 2001.

NOTE B - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Thailand subsidiaries, Creative Gems & Jewelry Limited ("Creative"), Advance Gems & Jewelry Limited ("Advance") and Advance Gems Manufacturing Co., Ltd ("Advance Manufacturing") (collectively, the "Subsidiaries"). All significant intercompany accounts and transactions have been eliminated. Except as otherwise disclosed, all amounts are in U.S. dollars.

NOTE C - INVENTORIES

     Inventories consist of the following:

                             December 31,         March 31,
                                 2001                2002
                            --------------      --------------
    Raw materials           $      981,139      $    1,461,396
    Finished stones             17,200,314          20,597,389
    Finished jewelry               823,347             794,573
                            --------------      --------------

                            $   19,004,800      $   22,853,358
                            ==============      ==============

                     The Topaz Group, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - EARNINGS PER COMMON SHARE

     The components of basic and diluted earnings per share were as follows:

                                                  Three months ended March 31,
                                                 ------------------------------
                                                     2001             2002
                                                 ------------     -------------
BASIC
Net earnings                                     $  1,242,292     $     528,047
                                                 ============     =============

Weighted average outstanding
   shares of common stock                           1,174,886         2,134,886

Net earnings per share                           $       1.06     $        0.24
                                                 ============     =============

DILUTED
Net earnings available to
   common shareholders                           $  1,242,292     $     528,047
                                                 ============     =============

Weighted average outstanding
   shares of common stock                           1,174,886         2,134,886

Dilutive effect of preferred shares (1)             4,877,563         3,917,563
                                                 ------------     -------------
Common stock and potentially issuable
   common stock                                     6,052,449         6,052,449

Net earnings per share                           $       0.21     $        0.08
                                                 ============     =============

(1) The dilutive effect of warrants outstanding during each of the presented periods was immaterial to these computations.

NOTE E - NEW AUTHORATIVE ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not previously been issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of SFAS 142 did not have an impact on the Company's consolidated financial statements.

                     The Topaz Group, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE E - NEW AUTHORATIVE ACCOUNTING PRONOUNCEMENTS - Continued

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 144 did not have an impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

QUARTER ENDED MARCH 31, 2002 AND MARCH 31, 2001

         SALES. Total sales for the quarter ended March 31, 2002 were $5,625,270 compared to $4,586,282 for the quarter ended March 31, 2001, an increase of 22.6%. The increase in sales is primarily attributed to the replenishment of inventories by wholesalers and retailers from fourth quarter economic uncertainties. The retail market in the US represented approximately 70% of the Company's annual revenues for fiscal 2001.

         COST OF GOODS SOLD. Cost of goods sold for the quarter ended March 31, 2002 was $4,156,397, representing 73.8% of sales, compared to $3,280,297 for the quarter ended March 31, 2001, which represented 71.5% of sales for that quarter. The increase in cost of goods sold is due in part to increased radiation costs per unit for the topaz products colored at the University of Missouri. The Company is charged a base fixed fee and per unit costs to use this reactor. The production or coloration of topaz at the University of Missouri at less than full capacity results in the base fixed fee increasing the cost per unit to color the topaz.

         OPERATING COSTS. Operating costs were $921,077 for the quarter ended March 31, 2002, or 16.3% of revenues, compared to $838,782 in the quarter ended March 31, 2001, or 18.2% of revenues. This was an increase of $82,295 or 9.8%. The increase is due in part to increased professional fees relating to the company's listing on the American Stock Exchange.

         OPERATING PROFIT. Operating profit for the quarter ended March 31, 2002 was $547,796 compared to operating profit of $467,203 for the quarter ended March 31, 2001, which is an increase of 17.2%. The increase is due to increased sales of 22.6% which was partially offset by a decrease in the gross profit percentage of 2.3% and an increase in selling, general and administrative expenses of 9.8%.

         OTHER INCOME. Other income and (expense) was ($19,749) in the quarter ended March 31, 2002 compared to $775,089 in the quarter ended March 31, 2001, or a decrease of 102.5%. The change is almost entirely due to gains (losses) resulting from currency fluctuations. Our Thai subsidiaries maintain their books and records in Thai Baht. However, their functional currency is the U.S. dollar. Monetary assets and liabilities and related income and expense items are remeasured using the current rates. Certain non-monetary assets (notably property and equipment) are remeasured at historical rates. Other nonmonetary balance sheet items and related revenues, expenses, gains and losses are remeasured using average exchange rates. The remeasurement gain (loss) was $(68,796) in the quarter ended March 31, 2002, compared to

$681,665 for the comparable quarter in 2001. This was principally caused by reduced Baht currency fluctuations relative to the US dollar in the quarter ended March 31, 2002 compared to the same quarter for 2001. The Company implemented a software package in June, 2001 to record the Baht transactions in US dollars as they occur. Recording the transactions as they occur in US dollars is intended to reduce our exposure to currency remeasurement gains and losses.

         NET EARNINGS. Net earnings was $528,047 for the first quarter ended 2002 compared to $1,242,292 for 2001, a decrease of 57.4%. The difference is largely attributed to a decrease in currency gains (losses) resulting from foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of working capital is income from operations, borrowings under our revolving credit facilities and short-term loans from a company affiliate. At March 31, 2002, we had a cash and cash equivalent balance of $317,552 and working capital of $19,900,067.

         Our operating activities provided (used) cash of ($901,396) for the quarter ended March 31, 2002 compared to $179,802 for the quarter ended March 31, 2001. The decrease in cash provided by operating activities resulted primarily from a net decrease in cash flow from net earnings of $714,245, an increase in inventories of $3,848,558 offset by an increase in accounts payable of $3,071,514. The earnings decrease is caused by a reduction in currency remeasurement gains and the increase in accounts payable caused by the increase in inventories primarily for topaz products. The inventory increase from year end to the first quarter end is caused by the recovery from the economic slowdown in the fourth quarter of 2001. Inventory buildup was significant in late February and continued through March 2002 to support growth in revenues caused by the replenishment of inventories for wholesalers and retailers.

         The net cash provided by (used in) financing activities for the quarter ended March 31, 2002 was $(281,787) compared to $885,135 for the quarter ended March 31, 2001. This net increase is due primarily to increases in borrowings under existing lines of credit.

         We have line-of-credit arrangements with two Thai financial institutions and a line of credit arrangement with a U.S. financial institution entered into in October 1999, April 2000 and October 2001, respectively. The Thai lines are renewable automatically on a yearly basis and the U.S. line expires in September 2002; the lines are also subject to the banks' periodic reviews resulting in adjustment of our credit limit. The Thai lines bear interest at a rate equal to LIBOR plus two percent (9% at March 31, 2002); the U.S. line bears interest at prime plus 1.25% (6% at March 31, 2002). The 1999 line is personally guaranteed by two of our directors and collateralized by various real estate properties belonging to us and one of our directors. The 2000 line is also guaranteed by two of our directors and secured by a deed on a real estate property owned by a related party. The U.S. line is secured personally by one of our directors, our U.S. receivables and inventory and by a lien on various Thai real estate properties and fixed assets of a related party. As of March 31, 2002, approximately $1,081,249 was available for commercial draft borrowing under both the 1999 and 2000 lines. As of March 31, 2001, approximately $72,530 was available for borrowing under the U.S. line. As of March 31, 2002 and March
31, 2001, the outstanding balance under the Thai lines of credit was $1,012,500 and $728,389, respectively. As of March 31, 2002 the outstanding balance under the U.S. line was approximately $1,927,500.

         The effects on liquidity of carrying large values of inventory can be referenced by days of sales in inventory. On average, for the twelve months ended March 31, 2002 and 2001, inventory would remain on the books for 403 days and 316 days, respectively, until sold. The inventory is classified as a current asset on the balance sheet but restricts the use of working capital until the inventory is sold. The increase in inventory days was caused by the build up of inventories to support the replenishment of inventories with wholesalers and retailers.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY FLUCTUATIONS

1.       FORWARD-LOOKING STATEMENTS

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

2.       EXCHANGE RATE INFORMATION

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

         As of March 31, 2002, the average daily interbank exchange rate for the Baht was trading at 43.52 Baht to one US dollar. The exchange rate in Thailand has shown signs of stability in early 2002 and we anticipate this to continue through the latter part of 2002. Weakening in the Baht may come from the gap between the U.S. and Thai interest rates giving a further boost to exports. Regions of Thailand continue to promote exports to strengthen their economies. We are unable to predict whether the trends noted above would have a material effect on our future financial condition or the results of operations and, if so, whether such an effect will be positive or negative.

3.       EXCHANGE RATE FLUCTUATION

                                       THAI BAHT
                --------------------------------------------------------------
                   FIRST QTR       SECOND QTR       THIRD QTR       FOURTH QTR
    2002
High                   44.57
Average                43.80
Low                    43.00

    2001
High                   45.00            45.85           45.87            45.07
Average                43.29            45.45           44.98            44.40
Low                    42.19            44.68           43.92            43.37

    2000
High                   38.30            39.45           42.77            44.49
Average                37.96            38.67           40.97            43.44
Low                    36.71            37.72           39.10            41.88

         Future volatility in the Baht may come from the continued strength in the Thai exports. Other Asian countries are showing overall weakness in exports and large technology industries, with the exception of Japan. Japan's problems are primarily domestic. Asian countries overall will weaken with some support domestically by China and India. We do not anticipate Thailand to be effected by Japan's economic downturn and that of surrounding Asian regions, however, there can be no assurance of this.

         We anticipate the cost of raw materials, which includes precious and non-precious metals, to show moderate cost increases in the short-term.

4.       FOREIGN CURRENCY RISK

         As of March 31, 2001, we had no open forward-contracts. Our Thai subsidiaries keep their books in the Thai Baht currency. As such, the Thai balances are exposed to currency gains and losses depending upon the currency rate fluctuations when compared to the US dollar for the respective periods. The currency and remeasurement gains and losses for periods ended March 31, 2002 and 2001 are ($60,137) and $775,022, respectively.

5.       INTEREST RATE FLUCTUATIONS

         Our interest expenses and income are sensitive to changes in interest rates. We had interest-bearing obligations of $2,939,832 for the period ended March 31, 2002 bearing various interest rates, and any fluctuation in the interest rate will have a direct impact on our interest expenses, cash flow and results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

              None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

              None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

ITEM 5.  OTHER INFORMATION.

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  May 15, 2002                 THE TOPAZ GROUP, INC.

                                             By: /s/ Terrance C. Cuff
                                                 -------------------------------
                                                 Name:  Terrance C. Cuff
                                                 Title: Chief Financial Officer