Form 10-Q
period 2002-06-30
TOPAZ GROUP INC
filed 2002-08-19
CIK 1059280

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     ------
                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934.

     For  the  quarterly  period  ended   June  30,  2002
                                         -----------------

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934.

For  the  transition  period  from  _______________  to  _______________

                        Commission file number    0-27415

                              The Topaz Group, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                          91-1762285
----------------------------------------    ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)     .

                            126/1 Krungthonburi Road
                           Banglampoo Lang, Klongsarn
                             Bangkok 10600 Thailand
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                      (Zip Code)

Registrant's  Telephone  Number,  including  area  code  (425) 392-3144
                                                         --------------
                                    - N/A -
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ----     ----

                                TABLE OF CONTENTS

<BTB>
PART  I.     FINANCIAL  INFORMATION                                                                  Page

Item  1.     Financial  Statements

             Consolidated  Balance  Sheets  as  of  December  31,  2001  and  June  30,  2002
                (Unaudited)                                                                           2

             Consolidated  Statements  of  Operations for the Three and Six Months Ended June
                30,  2001  and  2002  (Unaudited)                                                     3

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and
 (Unaudited)                                                                      4

             Notes  to  Consolidated  Financial  Statements  (Unaudited)                              5

Item  2.     Management  Discussion  and  Analysis  of  Financial  Condition and
               Results  of  Operations                                                                7

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

Item  6.     Exhibits  and  Reports  on  Form  8-K                                                   12

                     The Topaz Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 December 31,   June 30,
                                                                    2001         2001
                                                                ------------ ------------
                                                                             (unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                      $   351,565  $   720,901
  Accounts receivable, net of allowance of
    $788,369 and $857,241                                          5,891,767    3,745,760
  Inventories                                                     19,004,800   24,355,070
  Prepaid expenses and deposits                                      372,285      510,053
                                                                 ------------ ------------
            Total current assets                                  25,620,417   29,331,784

PROPERTY AND EQUIPMENT - NET                                       2,308,017    2,427,370

OTHER ASSETS                                                          36,928       57,113
                                                                 ------------ ------------
Total assets                                                     $27,965,362  $31,816,267
                                                                 ============ ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Lines of credit                                               $ 2,054,698  $ 2,504,401
  Accounts payable                                                2,559,005    5,200,377
  Accrued liabilities                                             1,171,030      763,694
  Payables to related party                                         546,061    2,067,397
                                                                 ------------ ------------
            Total current liabilities                             6,330,794   10,535,869

REDEEMABLE ORDINARY SHARES                                        4,736,115    5,039,310

COMMITMENTS                                                               -            -

STOCKHOLDERS' EQUITY
  Class A preferred stock, liquidation preference of
    8,130,570 and $7,814,397                                       3,555,511    3,555,511
  Class B preferred stock, liquidation preference of
    2,811,193 and $2,701,875                                           1,007        1,007
Common stock                                                           2,135        2,135
Additional paid in capital                                         1,673,330    1,673,330
Retained earnings                                                 11,666,470   11,009,105
                                                                 ------------ ------------
                                                                  16,898,453   16,241,088
                                                                 ------------ ------------

            Total liabilities and stockholders' equity           $27,965,362  $31,816,267
                                                                 ============ ============

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                             Three months ended June 30, Six months ended June 30,
                                             ---------------------------  -------------------------
                                                   2001          2002        2001          2002
                                             ------------- ------------  ------------  ------------
Sales                                          $4,899,963   $ 4,906,225   $9,486,245   $10,531,495
Cost of goods sold                              3,386,618     4,722,456    6,666,915     8,878,853
                                             ------------- ------------  ------------  ------------
  Gross profit                                  1,513,345       183,769    2,819,330     1,652,642

Selling, general and administrative expenses    1,038,315     1,106,611    1,877,097     2,027,688
                                             ------------- ------------  ------------  ------------
  Earnings (loss) from operations                 475,030      (922,842)     942,233      (375,046)

Other income (expense)
  Exchange rate gain (loss)                      (111,084)       (5,782)     (17,727)        2,577
  Interest expense                                (13,245)      (41,381)     (27,848)      (58,596)
  Gain (loss) on remeasurement                    608,779      (226,439)   1,290,444      (295,235)
  Other, net                                       15,789        11,032       30,459        68,935
                                             ------------- ------------  ------------  ------------
                                                  500,239      (262,570)   1,275,328      (282,319)
                                             ------------- ------------  ------------  ------------
NET EARNINGS (LOSS)                            $  975,269   $(1,185,412)  $2,217,561   $  (657,365)
                                             ============= ============  ============  ============

NET EARNINGS (LOSS) PER SHARE:
  Basic                                        $     0.74   $     (0.56)  $     1.78   $     (0.31)
                                             ============= ============  ============  ============
  Diluted                                      $     0.16   $     (0.56)  $     0.37   $     (0.31)
                                             ============= ============  ============  ============

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                          Six months ended June 30,
2002
                                                         -----------   ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Net earnings (loss)                                    $ 2,217,561   $  (657,365)
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities
    Depreciation and amortization                             74,294        85,727
    Remeasurement of redeemable ordinary shares             (202,827)      303,195
    Changes in assets and liabilities:
      Receivables                                            784,256     2,146,007
      Inventories                                         (3,033,915)   (5,350,270)
      Prepaid expenses and deposits/other assets            (347,524)     (157,953)
      Payables                                               270,302     4,162,708
      Accrued liabilities                                    322,995      (407,336)
                                                         -----------   ------------
         Net cash provided by operating activities            85,142       124,713

Cash flows from investing activities
  Purchases of property and equipment                       (154,652)     (205,080)
                                                         -----------   ------------
         Net cash used in investing activities              (154,652)     (205,080)

Cash flows from financing activities
  Borrowings on line of credit, net                          400,989       449,703
                                                         -----------   ------------
         Net cash provided by financing activities           400,989       449,703
                                                         -----------   ------------
Net decrease in cash and cash equivalents                    331,479       369,336

Cash and cash equivalents at the beginning of period         321,734       351,565
                                                         -----------   ------------
Cash and cash equivalents at the end of period             $ 653,213   $   720,901
                                                         ===========   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period
    Interest                                               $  55,472   $    70,766
                                                         ===========   ============

The accompanying notes are an integral part of these statements.

                     The Topaz Group, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE  A  -  FINANCIAL  STATEMENTS

     The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. This Form 10-Q should be read in conjunction with the Form 10-K that includes audited consolidated financial statements for the years ended December 31, 2000 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for the three years in the period ended December 31, 2001.

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

NOTE  C  -  INVENTORIES

Inventories  consist  of  the  following:

                            December 31,     June 30,
                                2001          2002
                           ------------     -------------
Raw  materials             $    981,139      $  3,091,016
Finished  stones             17,200,314        19,684,384
Finished  jewelry               823,347         1,579,670
                           ------------     -------------
                           $ 19,004,800      $ 24,355,070
                           ============      ============

                     The Topaz Group, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE  D  -  EARNINGS  (LOSS)  PER  COMMON  SHARE

The  components  of basic and diluted earnings (loss) per share were as follows:

                                  Three months ended June 30,   Six months ended June 30,
                                  ---------------------------  --------------------------
                                      2001          2002          2001          2002
                                  -----------   -------------  -----------  -------------
BASIC
Net earnings (loss)                $  975,269   $ (1,185,412)  $ 2,217,561  $ (657,365)
                                  ===========   =============  ===========  ===========
Weighted average
  outstanding
  shares of common stock            1,324,886      2,134,886     1,248,643   2,134,886

Net earnings (loss) per share      $     0.74   $     (0.56)   $      1.78  $    (0.31)
                                  ===========   =============  ===========  ===========
DILUTED
Net earnings (loss) available
  to common shareholders           $  975,269   $ (1,185,412)  $ 2,217,561  $ (657,365)
                                  ===========   =============  ===========  ===========
Weighted average
  outstanding shares of
  common stock                      1,324,886     2,134,886      1,248,643   2,134,886

Dilutive effect of preferred
shares (1)                          4,727,563          - (2)     4,803,806       - (2)
                                  -----------   -------------  -----------  -------------
Common stock and
  potentially issuable common
  stock                             6,052,449     2,134,886      6,052,449   2,134,886

Net earnings (loss) per share      $     0.16    $    (0.56)    $     0.37  $    (0.31)
                                  ===========   =============  ===========  ===========

    (1) The dilutive effect of warrants outstanding during each of the presented periods was immaterial to these computations.
    (2) Excluded  from  computation  due  to  their  anti-dilutive  effect.

NOTE  E  -  SUBSEQUENT  EVENT

Subsequent to June 30, 2002, the Company borrowed approximately $220,000 from a company controlled by one of the directors. The borrowing is secured by a 60-day note payable that bears 15% interest and could be extended at the option of the Company for an additional 60-day period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Six  and  Three  Months  Ended  June  30,  2002  and  June  30,  2001

     Sales. Total sales for six months ended June 30, 2002 were $10,531,495 compared to $9,486,245 for the six months ended June 30, 2001, an increase of 11%. The increase in sales is primarily attributed to increased revenues during the three months ended March 31, 2002. Revenues for the three months ended June 30, 2002 were $4,906,225, which represents a slight increase from $4,899,963 during the comparable year ago quarter. Sales were relatively flat for the second quarter ended June 30, 2002 compared to the same period of the previous year as a result of continued softness in the U.S. economy. The retail market in the U.S. represented approximately 70% of our annual sales for fiscal 2001.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2002 was $8,878,853 representing 84.3% of sales, compared to $6,666,915 for the six months ended June 30, 2001, which represented 70.3% of sales. Cost of goods sold for the three months ended June 30, 2002 was $4,722,456 or 96.3% of sales as compared to $3,386,618 or 69.1% of sales during the three months ended June 30, 2001. The increase in cost of goods sold was due to a combination of the following factors: the recovery of the Thai Baht currency, an increase in the price of gold, an increase in the cost per unit of jewelry, an increase in the consumption of gold in our products, and a shift in product mix.

- Recovery of the Thai Baht Currency. We bill 70% of our sales in U.S. dollars. U.S. sales are not affected by fluctuations in the Thai currency. However, we maintain direct and indirect overhead and administrative costs in the Thai currency. As a result, conversions from Thai Baht transactions into U.S. dollars are performed at a higher current rate, as compared to the previous period, because of the increased value of the Baht.

- Increase in the Price of Gold. At the time we quote our customer's orders, we typically estimate gold price fluctuations for the period of time in which our customer's orders are in a material procurement, production, and quality inspection stage prior to shipping. However, gold prices unexpectedly increased for orders placed during the six months ending June 30, 2002. Specifically, from the period commencing approximately March 15, 2002 and ending June 30, 2002, gold prices increased approximately $50.00 per ounce. As a result, certain orders were exposed to higher gold prices and resulted in lower margins.

- An Increase in the Cost Per Unit of Jewelry. We maintain two specific revenue streams: stone production and jewelry manufacturing. Stones typically represent approximately 40% of total sales and jewelry typically represent approximately 60% of total sales. The overhead costs of stone production is primarily comprised of piecework (labor) and, therefore, direct labor per piece remains the constant per unit production cost. We use salaried skilled labor for jewelry manufacturing. Our sales are highly seasonal so that the fourth quarter of each year can represent as much as 40% of total sales. A reduction in the number of skilled workers during the slower months would significantly adversely impact our production output during our busy months. Jewelry sales for the quarter ended June 30, 2002 decreased by 13% as compared to sales during the quarter ended March 31, 2002, while overhead costs remained constant. As a result, cost per unit of jewelry production rose during the quarter ended June 30, 2002 causing a erosion in our gross margin.

- Increase in the Consumption of Gold. We allocate overhead costs to jewelry sales based upon grams of gold consumed in the quarter. Profit margins for gold jewelry products are significantly lower than profit margins for stone or diamond products. Gold consumption in the first and second quarter of the year ending December 31, 2002 was approximately $700,000 and $1,100,000, respectively. Jewelry sales during the three months ended June 30, 2002 as compared to the three months ended March 31, 2002, were relatively flat. However, applied overhead increased by 67% due to an increase in consumption of gold. Over an extended period of time gold consumption should average normal production levels for costing purposes. To address this issue, we are planning to change the method of overhead allocation to allocation on the basis of direct labor hours starting with January 1, 2003.

- Shift in Product Mix. We allocate production costs of goods sold based upon the average cost of certain types of stones. Significant shifts in demand to smaller stones cause actual gross margins to fluctuate. We apply an average costing method due to the significant number of product codes we employ which, over an extended period of time, should represent the actual results of the overall flow of costs. Effective July 1, 2002, we implemented the use of codes for sub-groups within stone categories. The sub-groups should improve our overall accuracy in precious gems and semi-precious gems costing when product mix varies significantly. We implemented sub-grouping for diamonds prior to the end of the second quarter. The net effect increased diamond ending inventory values for the quarter ended June 30, 2002 by $356,146 and correspondingly increased net income by the same amount.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,106,611, or 22.6% of sales, and $2,027,688, or 19.3% of sales, respectively, for the three and six months ended June 30, 2002, as compared to $1,038,315, or 21.2% of sales, and $1,877,097 or 19.8% of sales, respectively, for the three and six months ended June 30, 2001. The increase is primarily attributed to an increase in administrative salaries.

     Earnings (Loss) from Operations. Net loss from operations for the three and six months ended June 30, 2002 was ($922,842) and ($375,046), respectively, compared to net earnings from operations of $475,030 and $942,233, respectively, for the three and six months ended June 30, 2002. The losses are primarily due to an increase in the cost of sales.

     Other Income (Expenses). Other income (expense) was ($262,570) and ($282,319), respectively, for the three and six months ended June 30, 2002, as compared to $500,239 and $1,275,328, respectively, for the three and six months ended June 30, 2001, or a decrease of 152.5% and 122.1%, respectively. The change is primarily due to gains (losses) resulting from currency fluctuations. The remeasurement gain (loss) was ($226,439) and ($295,235), respectively, for the three and six months ended June 30, 2002, compared to $608,779 and $1,290,444, respectively, for the three and six months ended June 30, 2001. The reduced effect of currency fluctuations was principally due to our using U.S. Dollars for a majority of our sales transactions. We implemented a new software package in June 2001 to record the Baht transactions in U.S. dollars as they occur. Recording the transactions as they occur in U.S. dollars is intended to reduce our exposure to currency remeasurement gains and losses. Remeasurement of the ordinary shares for the six months ended June 30, 2002 represents a currency loss on remeasurement of ($295,235).

     Net Earnings (Loss). Net loss for the three and six months ended June 30, 2002 was ($1,185,412) and ($657,365), respectively, compared to earnings of $975,269 and $2,217,561, respectively, for the three and six months ended June 30, 2001. The difference is largely attributed to an increase in cost of sales and effects of foreign currency fluctuations.

Liquidity  and  Capital  Resources

     Our principal source of working capital is income from operations, borrowings under our revolving credit facilities and short-term loans from a company affiliate. As of June 30, 2002, we had a cash and cash equivalent balance of $720,901 and working capital of $18,795,915.

     Our operating activities provided cash of $124,713 for the six months ended June 30, 2002 as compared to $85,412 for the six months ended June 30, 2001. The increase in cash provided by operating activities resulted primarily from increases in accounts payable. Our accounts payable balance increased as a result of delayed vendor payments caused by negative operating profits and increases in inventory balances.

     The net cash provided by financing activities for the six months June 30, 2002 was $449,703 compared to $400,989 for the six months ended June 30, 2001.
This  net  increase  is  due  to  new  borrowings  on  our  lines  of  credit.

     We have line-of-credit arrangements with two Thai financial institutions and a line of credit arrangement with a U.S. financial institution entered into in October 1999, April 2000 and October 2001, respectively. The Thai lines are renewable automatically on a yearly basis and the U.S. line expires in September 2002; the lines are also subject to the banks' periodic reviews resulting in adjustment of our credit limit. The Thai lines bear interest at a rate equal to Thai LIBOR plus two percent (9.25%-10% as of June 30, 2002); the U.S. line bears interest at prime plus 1.25% (6% as of June 30, 2002). The 1999 line is personally guaranteed by two of our directors and collateralized by various real estate properties belonging to us and one of our directors. The 2000 line is also guaranteed by two of our directors and secured by a deed on a real estate property owned by a related party. The U.S. line is secured personally by one of our directors, our U.S. receivables and inventory and by a lien on various Thai real estate properties and fixed assets of a related party. As of June 30,

2002, approximately $2,192,910 was available for commercial draft borrowing under both the 1999 and 2000 lines. As of June 30, 2002, the outstanding balance under the Thai lines of credit and the US line of credit were $559,012 and $1,939,517, respectively. The effects on liquidity of carrying large values of inventory can be referenced by days of sales in inventory. On average, for the twelve months ended June 30, 2002 and 2001, inventory would remain on the books for 419 days and 378 days, respectively, until sold. The inventory is classified as a current asset on the balance sheet but restricts the use of working capital until the inventory is sold. The increase in inventory days was caused by the build up of inventories to support the replenishment of inventories with wholesalers and retailers.

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

     As of June 30, 2002, the average daily interbank exchange rate for the Baht was trading at 41.58 Baht to one US dollar. The exchange rate in Thailand has shown signs of recovery in early 2002 and we anticipate this to stabilize through the latter part of 2002. Weakening in the Baht may come from the gap between the U.S. and Thai interest rates giving a further boost to exports. Regions of Thailand continue to promote exports to strengthen their economies. We are unable to predict whether the trends noted above would have a material effect on our future financial condition or the results of operations and, if so, whether such an effect will be positive or negative.

3.     Exchange  Rate  Fluctuation
                                         Thai Baht
                -----------------------------------------------------------
                   First Qtr     Second Qtr     Third Qtr     Fourth Qtr
  2002
  High              44.57          43.82
 Average            43.80          42.85
  Low               43.00          41.26

  2001
  High              45.00          45.85          45.87         45.07
 Average            43.29          45.45          44.98         44.40
  Low               42.19          44.68          43.92         43.37

  2000
  High              38.30          39.45          42.77         44.49
 Average            37.96          38.67          40.97         43.44
  Low               36.71          37.72          39.10         41.88

     Future volatility in the Baht may come from the continued strength in the Thai exports. Other Asian countries are showing overall weakness in exports and large technology industries, with the exception of Japan. Japan's problems are primarily domestic. Asian countries overall will weaken with some support domestically by China and India. We do not anticipate Thailand to be effected by Japan's economic downturn and that of surrounding Asian region's, however; there can be no assurance of this.

     We anticipate the cost of raw materials, which includes precious and non-precious metals, to show moderate cost decreases in the short-term.

4.   Foreign  Currency  Risk

     As of June 30, 2001, we had no open forward-contracts. Our Thai subsidiaries keep their books in the Thai Baht currency. As a result, the Thai balances are exposed to currency gains and losses depending upon the currency rate fluctuations when compared to the US dollar for the respective periods. The currency and remeasurement gains and (losses) for the three and six months ended June 30, 2002 and 2001, were ($226,439), ($295,235), $1,290,444, and
$608,779,  respectively.

5.   Interest  Rate  Fluctuations

     Our interest expenses and income are sensitive to changes in interest rates. As of June 30, 2002, we had $5,269,931 in interest bearing obligations at various rates, and any fluctuation in the interest rate will have a direct impact on our interest expenses, cash flow and results of operations.


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

(a)     Exhibits:

             99: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                       11

(b)     Reports  on  Form  8-K:

        There were no reports on Form 8-K filed during the quarter ended June 30, 2002

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August  19,  2002                      THE  TOPAZ  GROUP,  INC.

                                        By:   /s/  Terrance  C.  Cuff
                                              ----------------------------------
                                              Name:  Terrance  C.  Cuff
                                              Title:   Chief  Financial  Officer