Form 10-Q
period 2002-09-30
TOPAZ GROUP INC
filed 2002-11-18
CIK 1059280

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark  One)

[  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF  1934.

For  the  quarterly  period  ended       September  30,  2002
                                     --------------------------
                                       OR

[  ]  TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT  OF  1934.

For  the  transition  period  from  _______________  to  _______________

                        Commission file number    0-27415
                                                  -------

                              The Topaz Group, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Nevada                                    91-1762285
               ------                                    ----------
    (State or Other Jurisdiction                      (I.R.S. Employer
    of Incorporation or Organization)                 Identification No.)


                            126/1 Krungthonburi Road
                           Banglampoo Lang, Klongsarn
                             Bangkok 10600 Thailand
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, including area code     (011) 662-439-4621
                                                           ------------------
                                     - N/A -
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    ----

PART  I.     FINANCIAL  INFORMATION                                        Page

ITEM  1.     Financial  Statements

             Consolidated Balance Sheets as of December 31, 2001 and
               September 30, 2002 (Unaudited)                                3

             Consolidated Statements of Earnings for the Three Months and
               Nine Months Ended September 30, 2001 and 2002 (Unaudited)     4

             Consolidated  Statements  of Cash Flows for the Nine Months
               Ended September 30,  2001  and  2002  (Unaudited)             5

             Notes to Consolidated Financial Statements (Unaudited)          6

ITEM  2.     Management Discussion and Analysis of Financial Condition
             and Results of Operations                                       7

ITEM  3.     Quantitative and Qualitative Disclosures About Market Risks    11

ITEM  4.     Controls and Procedures                                        13

PART  II.     OTHER INFORMATION

ITEM  1.     Legal Proceedings                                              14

ITEM  2.     Changes in Securities and Proceeds                             14

ITEM  3.     Defaults Upon Senior Securities                                14

ITEM  4.     Submission of Matters to a Vote of Security Holders            14

ITEM  5.     Other Information                                              14

ITEM  6.     Exhibits and Reports on Form 8-K                               14

                     The Topaz Group, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                      December 31, September 30,
 ASSETS                                                   2001          2002
CURRENT ASSETS                                       ------------  -----------
                                                                   (Unaudited)

 Cash and cash equivalents                           $    351,565  $   353,779
 Accounts receivable, net of allowance of
  $788,369 and $823,066                                 5,891,767    4,122,328
 Inventories                                           19,004,800   24,921,342
 Prepaid expenses and deposits                            372,285      507,343
                                                     ------------  -----------
   Total current assets                                25,620,417   29,904,792

PROPERTY AND EQUIPMENT - NET                            2,308,017    2,469,240

OTHER ASSETS                                               36,928       56,552
                                                     ------------  -----------
   Total assets                                      $ 27,965,362  $32,430,584
                                                     ============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Lines of credit                                     $  2,054,698  $ 3,964,491
 Accounts payable                                       2,559,005    4,734,895
 Accrued liabilities                                    1,171,030    1,393,018
 Payables to related party                                546,061    1,465,205
                                                     ------------  -----------
   Total current liabilities                            6,330,794   11,557,609

REDEEMABLE ORDINARY SHARES                              4,736,115    4,818,550

COMMITMENTS                                                     -            -

STOCKHOLDERS' EQUITY
 Class A preferred stock, liquidation preference of
  $8,130,570 and $7,724,617                             3,555,511    3,555,511
 Class B preferred stock, liquidation preference of
  $2,811,193 and $2,670,833                                 1,007        1,007
 Common stock                                               2,135        2,135
 Additional paid in capital                             1,673,330    1,673,330
 Retained earnings                                     11,666,470   10,822,442
                                                     ------------  -----------
                                                       16,898,453   16,054,425
                                                     ------------  -----------

     Total liabilities and stockholders' equity      $ 27,965,362  $32,430,584
                                                     ============  ===========

The  accompanying  notes  are  an  integral  part  of  these  statements.

                     The Topaz Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                Three months ended September 30, Nine months ended September 30,
                                               --------------------------------  -------------------------------
                                                  2001              2002               2001         2002
                                               -----------       -----------       ------------  ------------
Sales                                          $5,525,989       $6,778,121         $15,012,234   $17,309,616
Cost of goods sold                              3,902,092        6,191,576          10,569,007    15,070,429
                                               -----------       -----------       ------------  ------------
  Gross profit                                  1,623,897          586,545           4,443,227     2,239,187

Selling, general and administrative expenses      918,036          945,452           2,795,133     2,973,140
                                               -----------       -----------       ------------  ------------
  Earnings (loss) from operations                 705,861         (358,907)          1,648,094      (733,953)

Other income (expense)
    Exchange rate gain (loss)                     (17,906)           3,596             (35,633)        6,173
    Interest expense                              (26,969)        (139,929)            (54,817)     (198,525)
    Gain (loss) on remeasurement                   28,619          281,027           1,319,063       (14,208)
    Other, net                                     17,013           27,550              47,472        96,485
                                               -----------       -----------       ------------  ------------
                                                      757          172,244           1,276,085      (110,075)
                                               -----------       -----------      ------------  ------------
NET EARNINGS (LOSS)                            $  706,618       $ (186,663)       $ 2,924,179   $  (844,028)
                                               ===========      ===========       ============  ============
NET EARNINGS (LOSS) PER SHARE:
 Basic                                          $    0.49       $    (0.09)       $      2.41   $     (0.40)
                                               ===========      ===========       ============  ============
 Diluted                                        $    0.12       $    (0.09)       $      0.48   $     (0.40)
                                               ===========      ===========       ============  ============


The  accompanying  notes  are  an  integral  part  of  these  statements.

                     The Topaz Group, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                  Nine months ended September 30,          2001          2002
                                                       ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
 Net earnings (loss)                                    $ 2,924,179   $  (844,028)
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities
  Depreciation and amortization                             111,014       132,241
  Remeasurement of redeemable ordinary shares              (123,369)       82,435
  Changes in assets and liabilities:
   Receivables                                              832,264     1,769,439
   Inventories                                           (3,602,511)   (5,916,542)
   Prepaid expenses and deposits/other assets              (742,460)     (154,682)
   Payables                                              (1,833,718)    1,738,089
   Accrued liabilities                                    1,894,675     1,578,933

     Net cash used in operating activities                 (539,926)   (1,614,115)

Cash flows from investing activities
 Purchases of property and equipment                       (189,605)     (293,464)

     Net cash used in investing activities                 (189,605)     (293,464)
                                                       -------------   -----------
Cash flows from financing activities
 Borrowings on line of credit, net                          692,294     1,909,793
                                                       -------------   -----------
     Net cash provided by financing activities              692,294     1,909,793
                                                       -------------   -----------
Net increase (decrease) in cash and cash equivalents        (37,237)        2,214

Cash and cash equivalents at the beginning of period        321,734       351,565
                                                       -------------  ------------
Cash and cash equivalents at the end of period          $   284,497   $   353,779
                                                       =============  ============

Supplemental disclosure of cash flow information:
 Cash paid during the period
  Interest                                               $    54,817  $   186,355
                                                       =============  ============





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

NOTE  C  - NEW ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this pronouncement is not expected to affect the Company's results of operations and financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement is not expected to affect the Company's results of operations and financial position.

NOTE  D  -  INVENTORIES

Inventories  consist  of  the  following:

                         December 31,   September 30,
                             2001          2002
                        -------------   -------------

Raw  materials          $    981,139     $  3,975,104
Finished  stones          17,200,314       19,029,700
Finished  jewelry            823,347        1,916,538
                        -------------   -------------
                        $ 19,004,800     $ 24,921,342
                        =============   =============

NOTE  E  -  EARNINGS  (LOSS)  PER  COMMON  SHARE
The  components  of basic and diluted earnings (loss) per share were as follows:

                                           Three months ended           Nine months ended
                                              September 30,                September 30,
                                         -----------------------      -----------------------
                                             2001        2002           2001         2002
                                         ----------  -----------     ----------   -----------
BASIC
Net earnings (loss)                      $  706,618  $ (186,663)     $2,924,179   $ (844,028)
                                         ==========  ===========     ==========   ===========
Weighted average outstanding
  shares of common stock                  1,433,677   2,134,886       1,213,489    2,134,886

Net earnings (loss) per share            $     0.49  $    (0.09)     $     2.41   $    (0.40)
                                         ==========  ===========     ==========   ===========
DILUTED
Net earnings (loss) available to
  common shareholders                    $  706,618  $ (186,663)     $2,924,179   $ (844,028)
                                         ==========  ===========     ==========   ===========
Weighted average outstanding
  shares of common stock                  1,433,677   2,134,886       1,213,489    2,134,886

Dilutive effect of preferred shares (1)   4,618,772           - (2)   4,838,960            - (2)
                                         ----------  -----------     ----------   -----------
Common stock and potentially issuable
  common stock                            6,052,449   2,134,886       6,052,449    2,134,886

Net earnings (loss) per share            $     0.12  $    (0.09)     $     0.48   $    (0.40)
                                         ==========  ===========     ==========   ===========


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

NINE  AND  THREE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  SEPTEMBER  30,  2001

     Sales. Total sales for nine months ended September 30, 2002 were $17,309,616 compared to $15,012,234 for the nine months ended September 30, 2001, an increase of 15.3%. This increase is due to our perception of improved consumer confidence in the US economy. Revenues for the three months ended September 30, 2002 were $6,778,121, which represents a 22.7% increase from $5,525,989 during the comparable quarter of the year ended December 31, 2001. Sales increased for the third quarter ended September 30, 2002 compared to the same period of the previous year as a result of increased orders from a limited number of existing large retail customers. The retail market in the US has represented approximately 80% of the Company's annual sales for the first nine months of fiscal 2002.

     Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2002 was $15,070,429 representing 87.1% of sales, compared to $10,569,007 for the nine months ended September 30, 2001, which represented 70.4% of sales. Cost of goods sold for the three months ended September 30, 2002 was $6,191,576 or 91.3% of sales as compared to $3,902,092 or 70.6% of sales during the three months ended September 30, 2001. The increase in cost of goods sold was due to a combination of the following factors: significant decrease in the yield of the topaz stone production, write off of diamond inventory residual, delayed recovery in the demand for jewelry products for most of the Company's customers causing weakness in the profit margin, and shift in product mix to lower margin jewelry products.

     Decrease in the yield of topaz stone production: Approximately 60% of the Company's sales are represented in Topaz stone production. As such, the Company purchases rough white topaz, cuts the stone, colors and polishes the finished product. This stone is sold as a finished product and is also manufactured into a variety of jewelry products. The yield on this product is represented by the weight loss that occurs between the rough purchase and production of the finished product. During 2001 the yield on the stone averaged approximately 17% and for the nine months ended September 30, 2002 the yield averaged 12%. The net effect is a decrease in margins for our two revenue segments as follows: margin for stone manufacturing decreased by approximately 14% and margins for jewelry production decreased by 5%. The yield loss is attributed to quality issues in the rough stone and production systems pertaining to the sorting and grading of the stone prior to the first cut.

     Write off of diamond inventory residual: The Company purchases rough diamonds in the open market. During the second and third quarters of 2002, the Company purchased lower grade diamonds for specific lower margin orders. The quality of the diamonds represented poor cutting accuracy and resulted in a significant waste factor in the stones. This waste factor caused the average cost per carat of the diamonds to increase. In addition, the Company wrote off roughly $250,000 in diamond waste that had accumulated from the current and prior periods.

     Jewelry Cost per Unit Increase: The Company maintains two specific revenue centers: stone production and jewelry manufacturing. Jewelry represents approximately 60% of total sales and stones represent approximately 40% of sales. Under the stone component, the overhead costs (primarily labor) are piecework; therefore, direct labor per piece remains constant per unit of production. Under the jewelry component, the Company uses salaried skilled labor. Therefore, significant shifts in demand to smaller stones and lower price point products cause actual gross margins to decrease relative to the jewelry component. To a lesser degree, manufacturing costs for smaller stones are higher per carat.

     Selling, General and Administrative Expenses. Operating costs were $2,973,140 or 17.2%, and $945,452, or 14.1% of sales, respectively, for the nine and three months ended September 30, 2002, as compared to $2,795,133, or 18.6% and $918,036, or 16.6%, respectively, for the nine and three months ended
September 30, 2001. The increase is primarily attributed to an increase in general and administrative salaries and legal and accounting professional fees.

     Earnings (Loss) from Operations. Net loss from operations for the nine and three months ended September 30, 2002, was ($733,953) and ($358,907), respectively, compared to a net earnings from operations of $1,648,094 and $705,861, respectively, for the nine and three months ended September 30, 2001. The losses are due, primarily, to an increase in cost of sales and selling, general and administrative expenses.

     Other Income (Expenses). Other income (expense) was ($110,075) and $172,244, respectively, for the nine and three months ended September 30, 2002, as compared to $1,276,085 and $757, respectively, for the nine and three months ended September 30, 2001, or a net change of ($282,319) and $1,275,328. The change is primarily due to gains (losses) resulting from currency fluctuations. The remeasurement gain (loss) was ($14,208) and $281,027, respectively, for the nine and three months ended September 30, 2002, compared to $1,319,063 and $28,619, respectively, for the nine and three months ended September 30, 2001. The reduced effect of currency fluctuations was principally due to the Company now using US Dollars for the majority of its sales transactions.

     Net Earnings (Loss). Net loss for the nine and three months ended September 30, 2002 was ($844,028) and ($186,663), respectively, compared to earnings of $2,924,179 and $706,618, respectively, for the nine and three months ended September 30, 2001. The difference is largely attributed to an increase in cost of sales and effects of foreign currency fluctuations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our principal source of working capital is income from operations, borrowings under our revolving credit facilities and short-term loans from a company affiliate. As of September 30, 2002, we had a cash and cash equivalent balance of $353,779 and working capital of $18,347,183.

     Our operating activities used cash of $1,614,115 during the nine months ended September 30, 2002 as compared to $539,926 used during the nine months ended September 30, 2001. The increase in cash used in operating activities resulted primarily from increases in inventories, and net operating losses. Inventory values increased primarily due to a recutting vendor return. The stones were returned because of the vendor's inability to recut stone inventory volumes and qualities specific to the Company's standards. Net losses increased because of increased cost of sales and other operating expenses.

     The net cash provided by financing activities for the nine months ended September 30, 2002 was $1,909,793 compared to $692,294 for the nine months ended September 30, 2001. This net increase is due to new borrowings on our lines of credit.

     We have line-of-credit arrangements with two Thai financial institutions and a line of credit arrangement with a U.S. financial institution entered into in October 1999, April 2000 and October 2001, respectively. The Thai lines are renewable automatically on a yearly basis and the U.S. line expires in November 2002; the lines are also subject to the banks' periodic reviews resulting in adjustment of our credit limit. The Thai lines bear interest at a rate equal to LIBOR plus two percent (7.5%-8% as of September 30, 2002); the U.S. line bears interest at prime plus 1.25% (6% as of September 30, 2002). The 1999 line is personally guaranteed by two of our directors and collateralized by various real estate properties belonging to us and one of our directors. The 2000 line is also guaranteed by two of our directors and secured by a deed on a real estate property owned by a related party. The U.S. line is secured personally by one of our directors, our U.S. receivables and inventory and by a lien on various Thai real estate properties and fixed assets of a related party. As of September 30, 2002, approximately $2,398,202 was available for commercial draft borrowing under both the 1999 and 2000 lines. As of September 30, 2002, the outstanding balance under the Thai lines of credit and the US line of credit were $2,192,205 and $1,772,286, respectively.

     The effects on liquidity of carrying large values of inventory can be referenced by days of sales in inventory. On average, for the twelve months ended September 30, 2002 and 2001, inventory would remain on the books for 467 and 408 days, respectively, until sold. The inventory is classified as a current asset on the balance sheet but restricts the use of working capital until the inventory is sold. The increase in inventory days was caused by the build up of inventories to support the replenishment of inventories with wholesalers and retailers.

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

Management believes we have the ability to meet our current and anticipated financing needs for the next twelve months with the facilities in place and funds from operations. However, given our growth prospects, we may need to seek increases in our credit facilities during the upcoming year to sustain further revenue growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK CURRENCY FLUCTUATIONS

1.     FORWARD-LOOKING  STATEMENTS

     From time to time, we may make certain statements that contain "forward-looking" information. Words such as "anticipate", "estimate", "project", "believe" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, and as part of the Financial Information or Management's Discussion and Analysis or Plan of Operations.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition
--------------------
Revenue  is  recognized  when  goods  are  shipped  to  customers.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using a moving average method.

Functional  Currency  and  Remeasurement.
----------------------------------------
The Company's Thai subsidiaries maintain their books and records in Thai Baht. However, their functional currency is the US dollar. Monetary assets and liabilities and related income and expense items are remeasured using current rates. Certain nonmonetary assets (notably property and equipment) are remeasured at historical rates. Other nonmonetary balance sheet items and related revenues, expenses, gains and losses are remeasured using average exchange rates. Gains or losses on remeasurement to U.S. dollars from Thai Baht are included in the consolidated statements of earnings.

3.     EXCHANGE  RATE  INFORMATION

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

     As of September 30, 2002, the average daily interbank exchange rate for the Baht was trading at 43.35 Baht to one US dollar. The exchange rate in Thailand has shown signs of recovery in early 2002 and we anticipate this to stabilize through the latter part of 2002. Weakening in the Baht may come from the gap between the U.S. and Thai interest rates giving a further boost to exports. Regions of Thailand continue to promote exports to strengthen their economies. We are unable to predict whether the trends noted above would have a material effect on our future financial condition or the results of operations and, if so, whether such an effect will be positive or negative.

4.     EXCHANGE  RATE  FLUCTUATION

                                 THAI BAHT
            -----------------------------------------------
            FIRST QTR   SECOND QTR   THIRD QTR   FOURTH QTR
  2002
  ----
High          44.57       43.82       44.03
Average       43.80       42.85       42.14
Low           43.00       41.26       40.04

  2001
  ----
High          45.00       45.85       45.87       45.07
Average       43.29       45.45       44.98       44.40
Low           42.19       44.68       43.92       43.37

  2000
  ----
High          38.30       39.45       42.77       44.49
Average       37.96       38.67       40.97       43.44
Low           36.71       37.72       39.10       41.88


     Future volatility in the Baht may come from the continued strength in Thai exports. Other Asian countries are showing overall weakness in exports and large technology industries, with the exception of Japan. Japan's problems are primarily domestic. Asian countries overall will weaken with some support domestically by China and India. We do not anticipate Thailand to be effected by Japan's economic downturn and that of surrounding Asian region's, however; there can be no assurance of this.

     We anticipate the cost of raw materials, which includes precious and non-precious metals, to show moderate cost decreases in the short-term.

5.     FOREIGN  CURRENCY  RISK

     As of September 30, 2001, we had no open forward-contracts. Our Thai subsidiaries keep their books in the Thai Baht currency. As such, the Thai balances are exposed to currency gains and losses depending upon the currency rate fluctuations when compared to the US dollar for the respective periods. The currency and remeasurement gains and (losses) for nine and three months ended September 30, 2002 and 2001, were ($14,208), $281,027, $1,319,063, and $28,619, respectively.

6.     INTEREST  RATE  FLUCTUATIONS

     Our interest expenses and income are sensitive to changes in interest rates. As of September 30, 2002, we had $3,964,491 in interest bearing obligations at various rates, and any fluctuation in the interest rate will have a direct impact on our interest expenses, cash flow and results of operations.

ITEM 4.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)  Changes  in  Internal  Controls:

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------

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

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.
               None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
               None.

ITEM  5.     OTHER  INFORMATION.
               None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

      a.   Exhibits:

           99 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K.

                None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  13,  2002               THE  TOPAZ  GROUP,  INC.

                                 By: /S/ Dr.  Apichart  Fufuangvanich
                                     -----------------------------------
                                     Name:  Dr.  Apichart  Fufuangvanich
                                     Title: Chief  Executive  Officer
                                            (Principal  Executive  Officer)

Dated:  November  13,  2002      By: /S/ Terrance  C.  Cuff
                                     --------------------------------
                                     Name:  Terrance  C.  Cuff
                                     Title:    Chief  Financial  Officer
                                     (Principal  Accounting  Officer)

                                 CERTIFICATIONS

I,  Dr.  Apichart  Fufuangvanich,  certify  that:

     1. I have reviewed this quarterly report of Form 10-Q of The Topaz Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002   By:/s/  Dr.  Apichart  Fufuangvanich
                                ---------------------------------
                                Name:  Dr.  Apichart  Fufuangvanich
                                Title:  Chairman  and  Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Terrance  C.  Cuff,  certify  that:

     1. I have reviewed this quarterly report of Form 10-Q of The Topaz Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002        By:  /s/  Terrance  C.  Cuff
                                       -----------------------
                                       Name:  Terrance  C.  Cuff
                                       Title:   Chief  Financial  Officer

                                                                      EXHIBIT 99
                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, Dr. Apichart Fufuangvanich and Terrance C. Cuff, hereby jointly certify as follows:

a) They are the Chief Executive Officer and the Chief Financial Officer, respectively, of The Topaz Group, Inc. (the "Company");

b)     To  the  best  of their knowledge, the Company's Quarterly Report on Form
10-Q for the quarter ended September 30, 2002 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities
Exchange  Act  of  1934,  as  amended;  and

c) To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period certified.

                     By:     /s/  Dr.  Apichart  Fufuangvanich
                             ---------------------------------
                             Name:  Dr.  Apichart  Fufuangvanich
                             Title: Chief  Executive  Officer
                             Date:  November  13,  2002

                     By:     /s/  Terrance  C.  Cuff
                             -----------------------
                             Name:  Terrance  C.  Cuff
                             Title: Chief  Financial  Officer
                             Date:  November  13,  2002