Form 10-K
period 2002-12-31
TOPAZ GROUP INC
filed 2003-04-15
CIK 1059280

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

___________
FORM 10-K

r ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14069

THE TOPAZ GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1762285
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

126/1 Krungthonburi Road
Banglampoo Lang, Klongsarn
Bangkok 10600 Thailand

(Address of principal executive offices, including zip code)

0-662-439-4621

(Registrant's telephone number, including area code)

Copies to: Michael D. Spadaccini, Esq.
11256 Vista Sorrento Parkway, Suite 103
San Diego CA 92130
Tel: (858) 350-5183; Fax: (619) 374-2027

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes r No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑ ..

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,658,022.15 based on the average bid and asked prices of the common stock as of March 23, 2003.

As of March 23, 2003, 5,045,936 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve business and growth strategies;
    financial condition and results of operations;
    forecasts; and
    trends, including growth, in the gem and jewelry markets.

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

PART I

Item 1. Business

(a) General Development of Business

The Topaz Group, Inc. and its subsidiaries (collectively referred thereto as The Topaz Group) is a vertically integrated manufacturing company engaged in manufacturing and selling fine jewelry products and a broad array of gemstones, including topaz, rubies, sapphires, emeralds, amethysts and a large variety of other semi-precious stones. Our jewelry products are sold throughout the world, with the United States representing our primary market. Our products are sold by department stores such as Sears, J.C. Penny, discount chains such as Wal-Mart, television marketers such as QVC and Home Shopping Network, large wholesalers such as Don's Wholesale and Colibri, Retail Jewelry Chains such as Sterling and Ross-Simons and e-tailers. Our strengths in sourcing, cutting and polishing gemstones and our ability to design, craft and produce jewelry strategically position us to be a significant source of virtually any gem and jewelry product. However, our production capacity is firstly focused on producing topaz stones due to our ability to control the entire manufacturing process from the acquisition of raw gemstones through the final phases of production. This process includes:

    the sourcing of the highest quality materials directly from mines in various locations, including, primarily, Brazil, Africa, India and Sri Lanka;
    specialty gem cutting and polishing for mass production; and
    the treatment of the cut gemstones with an irradiation process through our exclusive licensing agreement with the University of Missouri for the use of its nuclear research reactor.

(b) Background

Our History

The Topaz Group, Inc. and its subsidiaries or the "Topaz Group" is a Nevada corporation listed on AMEX under the trading symbol "TPZ". Originally incorporated in Utah as H&H Energy Corporation. After several name changes, domicile changed by merging into Technivision, Inc., a Nevada corporation, in June 1996. In November 1996, Technivision changed its name to Chancellor Corporation. In November 1998, Chancellor changed its name to The Topaz Group, Inc.

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

Our principal operating business of manufacturing and selling fine jewelry and gemstones are conducted through our three subsidiaries, Creative Gems and Jewelry Co., Ltd. or "Creative", Advance Gems and Jewelry Manufacturing Company or "Advance Manufacturing" and Advance Gems and Jewelry Co., Ltd. or "Advance". We have engaged in our principal operating business since the 1970's. Creative primarily engages in manufacturing jewelry. Advance and Advance Manufacturing primarily engage in cutting, polishing and manufacturing gemstones. Advance Manufacturing was formed in 2000 to enable us to apply and qualify for tax-exempt status under a Thai governmental program designed to promote local employment.

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

(c) Financial Information About Industry Segments

We operate in only one business segment, the manufacture and distribution of fine jewelry products and gemstones.

(d) Narrative Description of Business

We source a wide variety of raw gemstones, cut and polish them and then professionally enhance the quality and color of the stones with different treatments depending on the stone type. These treatments range from heating the stones to treating them under high pressure and irradiation. After treatment, the stones move to our jewelry-manufacturing subsidiary where our highly skilled craftsmen and craftswomen design, mould, cast, file, polish and assemble fine jewelry products. We provide a broad range of fashionable jewelry targeted at a wide customer base, and direct our marketing efforts at retail customers who are likely to purchase jewelry at frequent intervals as fashions and styles change. The most significant volume of our business is based upon the sale of topaz gemstones and jewelry. However, we also produce jewelry incorporating other gemstones. We still maintain our agreement with Muthama Gemstones (Kenya) Limited, or MGK for the production of African rubies. The sales of this category have declined this past year and are not a significant sales factor.

Advance Manufacturing purchases all of the raw topaz gemstones used by us including white topaz from mines in Africa, Sri Lanka, India and Brazil, and imports the raw gemstones into Thailand where they are cut and polished at our factories in Bangkok, MaeSai, Lop Buri, and Payao. After the stones have been cut and polished, Advance Manufacturing sells some of the stones to local customers and exports the bulk of the stones to the Topaz Group in the United States, where the stones are irradiated and treated for color enhancement.

The stones are irradiated in a nuclear research reactor, a particle accelerator, or both, depending upon the color desired. Irradiation of the topaz in a particle accelerator is a necessary step in the enhancement of blue topaz stones. Iotron Technologies Inc. or "Iotron" which processes our stones in an accelerator that it operates in Canada irradiates our topaz stones. Iotron's irradiation service is subcontracted through Creative's contact Quali-Tech. We currently do not have a written agreement with Iotron or Quali-Tech. After Iotron receives a shipment of stones to be irradiated from us, Iotron sends us an invoice for the irradiation and/or storage service it provides for each shipment of stones. In order to produce stones with darker coloring, the clear topaz must first be processed through a nuclear research reactor.

We have also entered into an exclusive license agreement with The Curators of the University of Missouri contracting on behalf of the University of Missouri-Columbia Research Reactor Center or the "University" to irradiate our white stones in their nuclear research reactor. Under our license agreement, the University has agreed to provide to us its irradiation service capacity to irradiate topaz gemstones contained in specialized irradiation containers. The license agreement is effective for four (4) years, from March 1, 2001 to February 28, 2005. Once the initial four (4) year term is completed, the agreement may be extended upon mutual consent. The fee for the University's irradiation capacity is calculated based upon a rate of $15.38 per hour for all hours that the reactor is operated at full power. The University also charges a fee for handling irradiation containers based upon a $300 per container/per irradiation charge. Currently, there are very few reactor facilities in the world capable of enhancing topaz stones to dark hues, and the University's facility has been set up to color topaz stones in massive quantities. As a result, we believe that our exclusive license agreement is valuable to us in our efforts to continue to succeed in the topaz market, both today and in the future.

After the colorization process is complete and the required half-life has elapsed, the stones are shipped to Creative who sells the finished topaz stones to the industry or incorporates them into our jewelry. The half-life period varies based upon the color of the stones. For the lightest colored stones, called "Baby Blue", the half-life or decay period is generally up to one hundred twenty (120) days depending upon the size of the stones. For slightly darker stones, called "Swiss Blue", the half-life or decay period is generally up to one hundred eighty (180) days depending upon the size of the stones. For the darkest stones, called "London Blue", the half-life or decay period is generally up to two hundred forty (240) days depending upon the size of the stones.

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

We utilize a semi-mechanized process that we created which allows multiple stonecutters to produce an unlimited number of identical stones without incurring the prohibitive costs of a fully mechanized process. Our technicians designed an instrument called the "angle controller" which allows stonecutters to set up and control the cutting and angle of a stone or gem being cut. The angle controller is positioned on a vertical dowel that is positioned 90 degrees from an abrasive turntable. The gem stone end is then applied to an abrasive turntable to achieve the desired cut. This process enables us to take advantage of low labor costs while producing quality identical pieces of jewelry on a large scale.

In addition, we have established an "art of producing gemstones" program to train local villagers in the art of cutting and polishing stones in conjunction with the Thai Department of Industrial Promotion and the Royal Sponsored Women's Program. This program is currently in place in more than 300 rural villages in 16 provinces of Thailand. To date, approximately 2,500 individuals have been trained under this program and 1,000 are participants in the program. Through this program we gain additional capacity on a variable basis while contributing to and supporting rural communities throughout Thailand.

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

Quality Control

As part of our commitment to maintaining high standards of quality, we employ specially trained quality control teams to check every step of production using state-of-the-art electronic testing and repair equipment. Upon completion of the manufacturing process, each individual piece is inspected for defects in workmanship and materials and only after an item has passed a final inspection is it shipped to our customer. In March 2001, we received version 2000 ISO 9001 certification for the gem and jewelry production and design process.

(e) Raw Materials and Sources of Supply

We purchase gemstones and other raw materials from over 200 vendors. Our two largest vendors are Gold Corporation (Thailand) Ltd. and Little Rock Co., Ltd., that supply approximately 18.5% and 16%, respectively, of our total raw material purchases; but there are diversified sources and multiple vendors of raw materials available.

(f) Products

We manufacture a comprehensive selection of quality jewelry and gemstone products including rings, pendants, earrings, bracelets, necklaces, pins, and men's jewelry. Currently, we categorize our products into amounts of gemstone sales as opposed to jewelry sales, Topaz products as opposed to other products and low-end products as opposed to high-end products. The percentages below illustrate the revenues by product group for the fiscal period ended December 31, 2002.

				Total
Gemstone sales	52%	Jewelry Sales	48%	:	100%
Topaz products	74%	Other products	26%	:	100%
Low-end products	82%	High-end products	18%	:	100%

(g) Manufacturing Process

Our principal manufacturing and assembly operations are performed by our subsidiaries, Advance and Creative, at their factories in Bangkok, Mae Sai, Lop Buri, and Payao, Thailand. We believe that Advance and Creative have the largest facilities in Thailand coupling jewelry manufacturing and stone cutting, employing 1,750 production workers, plus 1,000 participants in Her Majesty the Queen's patronage program or the Thai government's Royal Sponsored program or The North Rural Young Women Development Foundation Program and other rural working group. The Royal Sponsored Women's Program is a government program promoting local job creation and employment in economically depressed areas in Thailand and provides tax-exempt incentives to eligible participating companies. Participating companies are granted exemption from payment of corporate income taxes in Thailand for a period of 8 years. By participating in this program, we gain flexibility in meeting our production needs. Individuals who participate in the program are not our employees. We have access to an additional 1,700 independent contractors on an "as needed" basis who have been trained to meet our manufacturing specifications and perform the work from their homes. The employees perform a range of tasks from processing raw materials to the cutting and polishing of stones to jewelry design. The manufacturing of jewelry is performed by skilled workers under the supervision of technicians according to set specifications. We implement quality control measures at each level of production which include inspecting the raw materials prior to cutting and polishing the gemstones and producing our jewelry as well as inspecting the finished product.

(h) Customers

We have a broad customer base including over 350 individual purchasers. Our four largest customers are Goldmine Enterprises, Colibri, Sears Robuck and Walmart that accounted for approximately 46% of all net sales in the year ended December 31, 2002 with Goldmine Enterprises accounting for approximately 18%. No other single customer accounted for 10% or more of net sales. Although the loss of a large customer could have a material adverse effect on our operating results, we maintain good relationships with our customers and do not currently anticipate the loss of any major customer.

(i) Backlog

Backlog orders as of December 31, 2002 were $220,000 compared to $320,000 as of December 31, 2001. All orders are expected to be filled and shipped as ordered and considered firm. We do, however, allow modifications or cancellations of orders up to the time the product is loaded for shipment, although a cancellation at such a late stage is subject to a monetary penalty and is rare. We recognize revenue when goods are shipped. Therefore, receipt of blank orders does not impact our revenue recognition.

(j) Sales and Marketing

Historically, our sales and marketing efforts have been modest because the demand for our products is outpacing our ability to supply our products. Our sales and marketing efforts focus on customer service and generating repeat business. Sales and marketing towards our US-based customers is carried out both from our Issaquah, Washington office and our Bangkok office, while our sales staff in Bangkok handles sales efforts directed at our non-US customers. During the year, we have added two US sales representatives to represent us to certain major customers and should be a positive addition to our US sales effort. In addition to direct sales and customer support, we are an active participant in the major jewelry trade shows held each year in Orlando and Las Vegas, USA, Hong Kong and Bangkok, Thailand.

(k) Competition

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

(l) Intellectual Property

We currently hold no patents, licenses or franchises. We own the Savanna trademark and the Pino Romano Collection trademark in USA and the European Common Union. We have been granted the "CJ" trademark in the USA and European Common Union, which is used in the jewelry and is stamped next to the fineness marking to identify the source, Creative Jewelry. We do not consider our intellectual property rights to be material to our business.

(m) Environmental Matters

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

We are also subject to environmental regulations in the United States. The United States Nuclear Regulatory Commission has established and oversees regulations governing the operation of a nuclear reactor and the storage of radioactive material. These regulations govern our topaz colorization process at MURR. If MURR is found to be in violation of the NRC's regulations either in the operation of the reactor, or in its storage of radioactive materials, and those violations result in MURR having to cease operations, such a finding could have a material adverse effect on our sales and operations. If MURR ceases operations, we will no longer be able to color our blue topaz stones at this reactor. Currently 40% of our Topaz products include blue topaz stones colored at this reactor. If we were unable to color our blue topaz stones at MURR, our contingency plan would include locating an alternate facility, such as in Malaysia, to color the topaz stones. However, we may not be able to locate such a facility or reach terms satisfactory to us for the use of such an alternate facility. In the event of such an occurrence, we would experience a period of "no production" caused by locating a new facility, staffing the facility, purchasing the proper equipment to process the stones and training the staff to process the stones correctly based upon the desired coloration.

Our products are subject to the regulations promulgated by the Nuclear Regulatory Commission and the US Department of Transportation for the handling, storage and transportation of our products. We are exposed to any and all risks and liabilities typically associated with the handling, storage and transportation of materials that have been irradiated. However, we have retained a nuclear regulatory consultant to oversee this process and have received a letter of regulatory compliance from the company that transports and handles our radioactive materials. Also, the consultant has confirmed that upon sample testing of our products on reentry into the United States market, the radioactive levels were below the regulatory licensing limits required under the US Nuclear Regulatory Commission.

(n) Strategy for 2003

The main focus for 2003 will be on;

1. Reducing levels of accumulated inventory. Topaz stone distributors are appointed specially for this purpose. A new jewelry line is under development for which much of the existing inventory can be used.

2. Increase of market share within the gemstones and jewelry market. This strategy includes, furthering our position as a producer of topaz jewelry and topaz stones in all market segments. Implementation of our strategy includes focus in three primary areas: broadening distribution channels, expanding gemstone jewelry sales and the growth of the US sales and the set up new marketing teams.

Broaden Distribution Channels. We seek to expand our distribution channels by entering into strategic alliances to obtain access to more "mom and pop" shops and other non-traditional channels. Furthermore we will expand our sales efforts to developing markets, s.a. the PRC.

Expand Finished Jewelry Sales. We intend to expand our finished jewelry sales by updating the styling in our sample line to reflect the trends as they develop in the market. New product lines will be continuously developed focussing on trends in jewelry fashion, s.a. colored diamond and "High Precision Natural Stone".

Expand US Sales and Marketing Team. The addition of US-based sales staff allows us to service current customers better and facilitates an easy access to new customers. Furthermore many of our customers have both international and domestic budgets. Currently most of our sales are made within their international budgets. A domestic sales team will allow us to increase sales by allowing our US customers to purchase products within their domestic regions.

3. Development of additional services. The utilization rate of our coloration facilities will be improved by providing services for third parties when capacity allows.

(o) Employees

As of December 31, 2002, we had approximately 1,750 employees plus 1,000 individual participants under the Royal Sponsored Women's Program. The Royal Sponsored Women's Program is a government program promoting local job creation employment in economically depressed areas in Thailand. As a participant in this program, member companies receive tax-exempt incentives for payment of corporate income taxes in Thailand. The tax-exempt incentives are distributed in 8-year terms under this program; participating companies can re-apply for this program in successive terms. Our employees include designers, technicians, management, administrative personnel, marketing, sales, and factory personnel. All of our employees are "at will" employees.

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

  fluctuations in the jewelry and gemstone market;
  seasonality of the jewelry industry;
  unexpected delays in importing gemstones or in the manufacturing process;
  changes in consumer jewelry purchasing patterns from purchasing light stones to dark stones could result in delays because of the extended decay period required for the darker stones;
  changes in supply or availability of stones;
  new competitors;
  a decline in economic conditions which affects people's discretionary spending; and
  increases in expenses, whether related to sales and marketing, maintenance or repair costs, or administration.

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

Sales generated by topaz stones and topaz based jewelry will continue to account for a large portion of our revenues. Accordingly, our business and results of operations are dependent on the demand for this single product and any decrease in the demand for such product, whether as a result of competition, changes in fashion, economic conditions in Thailand, the United States and around the world or other factors, or restrictions on our ability to market this product for any reason, would have a material adverse effect on our business, financial condition and results of operations.

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

We depend on the Missouri University Research Reactor or "MURR" to irradiate clear topaz stones in its nuclear research reactor to produce deeply colored topaz stones, sales of which account for approximately 70% of our Topaz revenues. Although we have entered into an exclusive license agreement with MURR to continue using its research reactor for the purpose of irradiating topaz stones, there can be no assurance that we will not be forced to cease using MURR for reasons beyond our control. If we are unable to continue irradiating stones at MURR, it may not be possible to find another entity willing or able to provide the same service. A decision by the University to discontinue its irradiation program would prevent us from fulfilling our orders and would have an immediate material adverse effect on our operating results, even though we might have recourse against the University in a court of law for such an action. Further, if MURR were forced to cease operations for an extended period of time for any reason, our results of operations could be adversely affected.

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

We depend on the services of our chairman, president and CEO Dr. Aphichart Fufuangvanich, and our executive officers.

In 2002, we appointed Dr. Aphichart Fufuangvanich as chairman of our board of directors and we have retained or recruited a number of other senior executives and other key employees. We are dependent on these personnel, who have been instrumental in designing and implementing our recent initiatives and are involved in the strategies for our future growth and profitability. The loss of services of Dr. Aphichart or our executive officers could have a material adverse effect on all aspects of our operations and have a significant negative impact on our financial condition. We can give no assurance that we will be able to attract and retain additional qualified personnel as needed in the future. We do not maintain key-man life insurance on our senior executives or other key employees.

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

Our results of operations and financial condition may be influenced by the political situation in Thailand and by the general state of the Thai economy. The political situation in Thailand has been unstable from time to time and future political and economic instability in Thailand could have an adverse effect on our business and results of operations. Any potential investor in our securities should pay particular attention to the fact that we are governed in Thailand by a political, economic, legal and regulatory environment that may differ significantly from that which prevails in other countries.

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

The Thai economy has a past history of instability.

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

There can be no assurance that our operations will not adversely be affected by:

  the economy in Thailand and in Southeast Asia generally;
  the interest rates and inflation in Thailand and other Southeast Asian countries;
  the lack of liquidity and stability in the Thai and other Southeast Asian finance industries; or
  other factors including measures taken by the government of Thailand in response to economic conditions.

Instability in the Thai economy could affect our ability to finance our working capital needs, collect on receivables for goods shipped or build market share internationally or in Thailand. Further, we can give no assurance that the economies of Thailand and Southeast Asia will not materially change.

The Thai government controls the currency conversion rates and sets limits on the amount of cash that a Thai entity may maintain in US Dollars.

On January 6, 1998, the Thai Cabinet approved the issuance of a Ministry of Finance regulation to limit the US dollar holding period for exporters in an effort to curtail currency speculation and increase the US dollar supply in the local economy. Previously, exporters were required to be paid within 180 days and to sell or deposit the proceeds in a foreign currency account with an authorized bank in Thailand within 15 days of receiving such proceeds. However, according to the January 1998 regulation, exporters must now be paid within 120 days, after which they have seven days in which to sell or deposit the proceeds in a foreign currency account in Thailand. This requirement applies to all export proceeds earned by a Thai company outside Thailand.

A Thai entity may open a foreign currency account under the following conditions:

  the account must be with an authorized bank in Thailand and the funds must originate from abroad;
  remittance abroad of funds deposited in such an account for payment of ordinary business transactions would require submission of supporting evidence and approval of the Bank of Thailand; and
  the total amount of daily outstanding balances in such an account must not exceed $5,000,000; otherwise, such excess amount is required to be converted into Baht.

An exemption to these regulations allows a depositor to keep deposits in US dollar up to an amount not to exceed the depositor's obligations to foreign creditors and the international banking facilities of Thailand commercial banks payable within the next three months. Funds deposited in a foreign currency account may be withdrawn for, inter alia, payment of interest and principal due on offshore debt repayments. Proof that the payment of interest is required must be submitted with the bank in which the currency is deposited each and every time an application to withdraw and repatriate foreign currency is made. As a general matter, the outward remittance from Thailand of dividends, interest or capital gains from the transfer of securities after payment of any applicable Thai taxes, if any, may be made if the amount does not exceed $5,000 per remittance, beyond which amount, a report must be made to the Bank of Thailand.

Parties may apply for an exemption or relaxation from the "strict observance" of the above requirements. We were able to obtain waivers from the Bank of Thailand which would allow us to keep certain US dollar amounts of export earnings offshore in certain accounts for an amount not to exceed $130,000,000 each year through the redemption of certain notes and debentures. Additionally, we were also granted an approval from the Bank of Thailand, which would allow us to keep US dollar amounts in excess of. $5,000,000 in accounts in Thailand for an amount not to exceed our obligations in foreign currencies payable within three months from the date of deposit.

Any excess amount of foreign currencies, such as US dollars must be converted into Baht. Such conversion would require us to bear exchange rate risks as many of our obligations are US dollar-denominated. If we are unable to maintain these waivers and are required to convert such revenue into Baht, any devaluation of the Baht against the US dollar could have an adverse effect on our results of operations and could materially impair our ability to repay our US dollar obligations.

Because we have significant Baht-denominated assets and liabilities, we are subject to fluctuations in currency exchange rates.

Prior to July 1997, the Bank of Thailand determined the value of the Baht based on a "basket," the composition of which was not made public but of which the US dollar was the principal component. Prior to July 1997, the Baht had a history of stability, trading in a narrow range of 24.47 Baht to 25.97 Baht to one US dollar, as a result of frequent intervention by the Bank of Thailand through purchases and sales of US dollars. However, on July 2, 1997, under substantial market pressure, the Thai government floated the Baht and effectively ceased such intervention, and the value of the Baht, as reflected in the Noon Buying Rate, declined from 24.52 Baht to one US dollar on July 1, 1997 to 56.10 Baht per one US dollar on January 12, 1998 and stood at 39.15 Baht to one US dollar on May 15, 1998. We can give no assurance that the value of the Baht will not decline further, increase or continue to fluctuate widely against other currencies in the future. Adverse economic conditions in Thailand and the region incidental to the devaluation of the Baht may also reduce some of our customers' ability to pay, and we can give no assurance that such reduced demand will not have an adverse effect on us.

Our functional currency is the US dollar; however, we have significant Baht denominated assets and liabilities. Therefore, fluctuations in the value of the Baht relative to the US dollar may cause us to recognize material foreign exchange gains or losses that could affect our results of operations and financial condition. Although we had not done this in the past, in the future, we may decide to hedge our currency positions to attempt to avert any adverse consequences of exchange rate fluctuations. We can give no assurance that we will be able to successfully hedge our exchange rate exposure or that we will be able to hedge such exposure at a satisfactory cost.

We are subject to the Thai legal system in which case outcomes and the application of law are unpredictable.

The Thai legal system is based on written statutes and is a system, unlike common law systems, in which decided legal cases have little precedent value. The Thai system is similar to civil law systems in this regard. The basic laws, such as the Civil and Commercial Code, the Civil Procedures Code, and the Criminal Procedures Code are derived from similar codified laws in continental Europe.

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

We greatly depend on the success of our Christmas "selling season" for our success. The success of our Christmas season depends on many factors beyond our control, including general economic conditions and industry competition. Sales during the Christmas selling season accounted for approximately 32% of net sales with our 2002 Christmas sales in excess of seven million Dollars

We are susceptible to fluctuations in the price of gems and precious metals.

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

From time to time, there has been and may continue to be significant volatility in the market price for our common stock. Quarterly operating results, changes in general conditions in the Thailand economy, the US economy, financial markets, natural disasters or other developments could cause the market price of our common stock to fluctuate substantially.

Our common stock currently trades on the American Stock Exchange.

There can be no assurance that an active public market for our common stock will be created and sustained. Accordingly, investors may not be able to sell their common stock should they desire to do so, or may be able to do so only at lower than desired prices. While no prediction can be made as to the effect, if any, that future sales of shares of our common stock, or the availability of additional shares for future sales, will have on the market price of our common stock prevailing from time to time, sales of substantial amounts of our common stock or the perception that such sales could occur, would likely adversely affect the market price for our common stock.

You will be unable to exercise any control over our management because a single stockholder controls 80% of the voting control of the Topaz Group.

Ms. Jariya Sae-Fa, an officer and director of one of our subsidiaries and sister of Dr. Aphichart, is the principal stockholder of Best Worth. Best Worth beneficially owns all of our outstanding preferred stock and controls approximately 90% of all stockholder votes primarily as a result of its ownership of all of the 1,006,513 outstanding shares of our series B preferred stock, which entitles the holder to 20 votes per share. Accordingly, Ms. Sae-Fa, as managing member of Best Worth, is in a position to elect all of our directors and to direct stockholder approval upon all issues to be voted upon by our stockholders.

Our officers and directors are granted limited liability for their actions by our articles of incorporation and by-laws.

Our articles of incorporation and by-laws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Nevada law. This is intended to eliminate personal liability of a director for monetary damages in an action brought by us or in our right for breach of a director's duties to us or to our stockholders except in certain limited circumstances. In addition, the articles of incorporation and by-laws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in or not opposed to our best interests. Our articles of incorporation and by-laws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. The foregoing provisions may reduce the likelihood of derivative litigation against directors and officers and may discourage or deter stockholders or management from suing directors or officers for breaches of their duties to us, even though such an action, if successful, might otherwise benefit our stockholders and us.

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

Item 2. Properties

We operate three fully integrated facilities in various parts of Thailand totaling 92,400 square feet. Our corporate, marketing, and administrative facilities are located in the Topaz Tower, a 15 story tower at 126/1 Krungthonburi Road, Banglampoo Lang, Klongsan, Bangkok, Thailand that encompasses approximately 90,800 square feet. We occupy 74,000 square feet of this space subject to a lease that expires February 28, 2011 at a cost of approximately $3,600 per month. We have manufacturing facilities located at Mae Sai, Thailand, which we occupy subject to a lease that expires June 30, 2005 and January 15, 2004 at a cost of approximately $900 per month, and, Phayao, Thailand, which we occupy subject to a lease that expires January 14, 2004 at a cost of approximately $560 per month. The factory at Mae Sai encompasses approximately 12,250 square feet. We expect that we will be able to renew our leases when they expire. If, however, we are unable to renew any of our leases, we believe that there is widely available commercial space for leasing in each of our locations and that we would be able to relocate our capital equipment into a new space without experiencing a material adverse impact on our results from operations or operating expenses.

We lease offices located in Issaquah, Washington, which are subject to a lease that provides for monthly rent of approximately $5,900 per month, and include 2,171 square feet with a termination date of August 31, 2006. Our office is located at 1180 NW Maple Street, Suite 180, Issaquah, Washington 98027. Our telephone number is 425-392-3144. The operations that are performed at this location include: limited US accounting activities, financing and capital-raising activities, credit, collections and US sales and customer support services. Our treasurer and US sales staff is located in this office.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Equity and Related Stockholder Matters

Our common stock is listed in the American Stock Exchange under the symbol "TPZ". There is no established public trading market on our series B preferred stock.

As of December 31, 2002, we had 5,045,936 shares of common stock outstanding held by 569 stockholders of record. The number of shares of our common stock, which are restricted pursuant to Rule 144 under the Securities Act, is 4,013,327 shares. The number of shares of our common stock, which is subject to issuance upon the exercise of any outstanding warrants, is 32,884 shares.

The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2001 and 2002. The quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.
	High	Low	High	Low	High	Low	High	Low
2001	$1.25	$0.70	$2.70	$1.25	$3.80	$1.70	$2.59	$1.85
2002	3.40	2.35	3.10	2.00	1.90	1.20	1.25	.85

We have not paid common stock dividends.

(b) Recent Sales of Unregistered Securities

We issued the following unregistered securities during the three-year period ended December 31, 2002.

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

(c) Stock Option Plan

Our board approved a stock option plan in 2002 in order to make stock option awards to employees and Independent Directors. A total of 2,000,000 common shares were designated in the plan, with 150,000 common shares of the total specifically allocated to the Independent Directors. We have not yet made any option grants under the plan.

Item 6. Selected Financial Data

The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial information in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this registration statement. The consolidated statements of operations data for the years ended December 31, 2002, 2001, 2000 and 1999 are derived from our consolidated financial statements that have been audited by Grant Thornton, LLP, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated balance sheet data as of December 31, 1998 is derived from unaudited financial statements that are not included in this registration statement, which in our opinion reflect all adjustments necessary to present fairly our financial position and results of operations for the periods presented. The historical results presented below are not necessarily indicative of the results to be expected for any future year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Year Ended December 31
	2002	2001	2000	1999	1998
Sales	$22,915,303	$24,600,429	$32,483,043	$19,881,283	$18,886,737
Cost of Goods Sold	18,704,767	18,954,344	23,488,062	11,025,824	10,976,881
Gross Profit	4,210,536	5,646,085	8,994,981	8,855,459	7,909,856
Selling, General & Administrative Expenses	6,172,011	4,349,697	4,136,931	4,346,100	4,154,545
Earnings (loss) from Operations	(1,961,475)	1,296,388	4,858,050	4,509,359	3,755,311
Other Income (Expense)	255,377	324,476	(782,017)	1,826,234	884,299
Earnings (loss) Before Extraordinary Item	(2,216,852)	1,620,864	4,076,033	6,335,593	4,639,610
Extraordinary Item-Gain on Debt Restructuring	- -	- -	- -	803,589	- -
Net Earnings (Loss)	(2,216,852)	1,620,864	4,076,033	7,139,182	4,639,610
Preferred Stock Dividends	- -	- -	- -	(2,734,610)	(12,270,000)
Net Earnings Available to Common Stockholders	$(2,216,852)	$1,620,864	$4,076,033	$4,404,572	$(7,630,930)
Weighted Average Shares of Common Stock	2,142,861	1,399,092	829,727	763,000	763,000
Common Stock and Potential Issuable Common Stock	2,142,861	6,035,867	5,639,419	5,498,680	5,498,680
Net Earnings (Loss) Basic	$(1.03)	$1.16	$4.91	$5.77	$(10.00)
Per Shareholder Available Diluted To Common Stockholders	$(1.03)	$0.27	$0.72	$0.80	$(10.00)

BALANCE SHEET DATA
	2002	2001	2000	1999	1998
Cash and cash equivalents	$127,766	$351,565	$321,734	$574,439	$1,782,897
Working Capital	17,533,161	19,289,623	17,941,917	14,632,923	5,483,459
Total Assets	30,512,290	27,965,362	26,662,838	24,374,159	23,846,301
Total Liabilities	15,830,689	11,066,909	11,345,249	13,232,603	16,186,822
Total Stockholders Equity	14,681,601	16,898,453	15,277,589	11,141,556	7,659,419

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

Results of Operations

Fiscal Years Ended December 31, 2002 and December 31, 2001

Sales. Total sales were $22,915,303 in fiscal 2002 compared to $24,600,429 in fiscal 2001, a decrease of 6.85%. The decrease in sales is due to a one-time bulk sale of loose stone in late 2001 of approximately $3,000,000.

Cost of Goods Sold. Cost of goods sold was $18,704,767 in fiscal 2002, representing approximately 82% of sales, compared to $18,954,344 in fiscal 2001, which represented 77.1% of sales for fiscal 2001. The increase in the cost of sales percentage was due to producing off-size stones for which no value has been ascribed for which the management is hopeful of realizing value in 2003.

Operating Costs. Operating costs were $6,172,011 in fiscal 2002, 26.9% of revenues, compared to $4,349,697 in fiscal 2001, 17.7% of revenues. The increase of $1,822,314 is due to several factors. First, $354,230 of the increase is due primarily to an increase in staffing in the marketing and sales departments. Secondly, $1,468,084 of the increase is solely due to a provision for bad debt provisions on balances over 1 year old.

Operating (Loss)/Profit. Operating loss for fiscal 2002 was ($1,961,475) compared to operating profit of $1,296,388 in fiscal 2001. The decrease in operating profit is due to a reduction in sales and an increase in selling and administrative expenses, producing off-size stones and provisions for bad debt.

Other Income (Expense). Other income and (expense) was ($255,377) in fiscal 2002 compared to $324,476 in fiscal 2001. The factors that contributed to the decrease were interest expense that was $350,206 and loss on re-measurement of $56,246 as compared to gain of $444,707 in the year ended December 31, 2001.

Net (Loss)/Earnings. We reported a net loss of ($2,216,852) for fiscal 2002 compared to earnings of $1,620,864 for fiscal 2001. The decrease is attributable to increased interest costs, higher overheads as we move to expand our sales network in the US, production of off-size stones and provisions for bad debt.

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

Liquidity and Capital Resources

Our principal source of working capital is income from operations, borrowings under our revolving credit facilities and short-term loans from a company affiliate. At December 31, 2002, we had a cash and cash equivalent balance of $127,766 and working capital of $17,533,161.

Our operating activities provided (used) cash of $(3,070,190) for the year ended December 31, 2002 and $(952,280) for the year ended December 31, 2001. The decrease in cash provided by operating activities resulted primarily from a net decrease in cash flow from net earnings of $1,620,864, an increase in inventories of $5,861,314, a decrease in accounts receivables of $1,936,843 due to decreased sales to existing customers on credit terms and an increase in accounts payable of $1,577,692 due in part to increased inventories.

The net cash provided by financing activities for the year ended December 31, 2002 was $3,176,215 compared to $1,279,536 for the period ended December 31, 2001. This increase is due primarily to an increase in borrowings under a line of credit.

We have lines of credit arrangements with four Thai financial institutions and one US financial institution entered into in October 1999, October 2001, August 2002 and September 2002. The Thai lines are renewable automatically on a yearly basis and the US line expires May 2003; the lines are subject to the banks' periodic reviews resulting in adjustment of our credit limit. The Thai lines bear interest at a rate equal to LIBOR plus two percent, SIBOR plus two and three percent, and MLR plus one percent. The US line bears interest at prime plus 1.25%; the Thai lines are personally guaranteed by two of our directors and collateralized by various real estate properties belonging to us and a related party. The US line is secured personally by one of our directors and by some of our US receivables and inventory and fixed assets of a related party. As of December 31, 2002, $41,184 was available for borrowing under the US line, and $509,600 under the Thai lines.

During 2002 loans were arranged against promissory notes in a total of $1,463,756. The notes mature in 2006 and bear interest rates of 7%, 12% and 15%.

The effects on liquidity of carrying large values of inventory can be referenced by days of sales in inventory. On average, for the year ended December 31, 2002, December 31, 2001, 2000 inventory would remain on the books 534, 387, and 236 days respectively until it is sold. During this period the inventory is classified as a current asset on the balance sheet but restricts the use of working capital until the inventory is sold.

The management has implemented several plans to reduce the level of inventory: special stone sales promotion, increasing the through speed for processing in our facilities in the US, and initiating special actions with our larger, regular customers.

Actions will be taken to reduce inventory levels at our US and Thai facilities by 6 to 7 million carats. Management believes that this, in combination with our normal sales, will provide enough liquidity for our financing needs for the next twelve months. In addition stronger controls will be put into place to monitor accounts receivables. Growth resulting from the actions taken within the strategy described in section 1(n) above entitled "Strategy for 2003" will lead to a requirement for additional credit facilities during the upcoming year to sustain revenue growth.

Our principal business is seasonal in nature with fourth quarter sales representing as much as 40% of annual sales. As a result of this seasonality and the decay periods inherent in some of our topaz products, inventory growth in the second and third quarters is customary. In addition to seasonal build up, inventory growth can be attributed to two other factors: anticipated fourth quarter sales growth with changes in consumer buying trends and lengthy decay periods for the radiated stones coupled with short lead times on customer orders. The decay periods for the topaz stones can range from 120 to 240 days depending upon the hue. For darker hues the decay periods are longer. At the end of the first quarter the consumer-buying trend was to move from the lighter topaz hues to the darker colors. The result of this shift in buying preference causes longer decay periods and as such higher quantities in inventory processing. As a result, our inventory levels continue to build with darker stones while the lighter topaz stones are showing slowing demand trends. This change in consumer preference is inherent in the semi-precious stone and related jewelry business. Retailers and wholesalers continue to demand shorter lead-times for orders which in turn causes higher carrying values of finished stones to meet the customer orders on time. For fiscal year end 2002 our inventory turned in one and a half years. In examining our material and production flows it appears that the turns should be closer to nine months. Obviously this figure is materially impacted by consumer preferences for darker Topaz hues and our ability to source stones in the market. In working capital dollars this one additional turn represents roughly $10 million in excess working capital tied to slower moving inventory. The company is currently implementing a consumption program to track inventory usage and address this issue, and has changed its sales program to sell the topaz stone through less than ten major wholesalers to the jewelry industry. However, consumer preferences in this industry change rapidly and we cannot guarantee that the inventory we purchase today will be in demand in twelve months. Our success in implementing this system will be impacted by our ability to source stone timely in the market and help reduce inventory carrying values and possible obsolesce.

Inventory is valued by applying a moving average method for valuation. Under this method of valuation, generally, the finished stone inventory does not progressively devalue with age and the prices per carat remain relatively stable. The average cost includes the raw cost of the product plus any additional costs to bring it to its current condition including processing, transportation, and insurance and holding costs. Variances in valuation under the moving average cost method occur when stone prices, overhead cost and other related costs, which make up the value of the inventory, vary significantly up or down within the fiscal period. As such, material variances in the inventory costs are identified and valued separately to reflect true value.

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

Management believes we have the ability to meet our current and anticipated financing needs for the next twelve months with the facilities in place and funds from operations, however, given our growth prospects, we may need to seek increases in our credit facilities during the upcoming year to sustain revenue growth.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. For example, unexpected changes in the market conditions or a downturn in the economy could adversely effect actual results. Estimates are used in for, among other things, inventory obsolescence/marketability, average inventory cost method, legal liability, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of the revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Management believes the following critical accounting policies, among others affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Merchandise Inventories - Inventories are stated at the lower of average cost or market. Inventory is segregated into categories of merchandise with similar characteristics at its current average cost. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost to the inventory. The average cost for each merchandise category is based on beginning inventory, fiscal year purchase and sales activity and allocated overheads for each category.

We are required to determine the average cost on a standard basis by interim estimating of cost of production for the fiscal year. Actual cost of production may differ from interim estimates.

We write down our inventory for discontinued, non-marketable, slow moving and damaged inventory. This write down is equal to the difference between the average cost of the inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or turndown in market conditions, such write-downs could be significant.

We maintain an allowance for uncollectible accounts. We estimate the reserve each quarter based on the historical experience, the composition of outstanding balances, credit experience trends and other relevant information. The application of this methodology may result in increases or decreases in our provision for uncollectable accounts from quarter to quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to report.

Disclosure of Contractual Obligations and Other Commercial Commitments

The Company conducts its operations in leased facilities under operating leases expiring through February 2011. The company has the option of extending the lease terms beyond the current expiration date. The following is a schedule by year of approximate minimum rental payment under such operating leases.

Year ending December 31	Third Party	Related Party
2003	87,673	66,977
2004	85,082	66,977
2005	71,420	66,977
2006	48,793	66,977
2007	11,163	66,977
Therafter	5,581	212,093

Certain of the above leases provide for payment of taxes and other expenses by the company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency Fluctuations

(a) Exchange Rate Information

Our Consolidated Financial Statements are prepared in US dollars. The financial statements of our foreign subsidiaries are remeasured into US dollars in accordance with Statement of Financial Accounting Standards No. 52. Fluctuations in the value of foreign currencies cause US dollar amounts to change in comparison with previous periods and, accordingly, we cannot quantify in any meaningful way, the effect of such fluctuations upon future income. This is due to the constantly changing exposure in the Thai Baht for our Thai subsidiaries.

As of December 31, 2002, the average daily inter-bank exchange rate for the Baht was trading at 43.20 Baht to the US dollar. The exchange rate in Thailand has shown signs of stability in 2002 and it is anticipated to remain stable through 2003. Thailand continues to promote exports to strengthen regional economies. We are unable to predict whether the trends noted above would have a material effect on our future financial condition or the results of operations and, if so, whether such an effect will be positive or negative.

(b) Exchange Rate Fluctuation

Exchange rate table representing Thai Baht compared to the US dollar:

		2002			2001
	High	Low	Average	High	Low	Average
Fourth quarter	44.23	43.08	43.24	45.07	43.37	44.40
Third Quarter	44.03	40.04	42.14	45.87	43.92	44.98
Second quarter	43.82	41.26	42.85	45.85	44.68	45.45
First quarter	44.57	43.00	43.80	45.00	42.19	43.29

(c) Foreign Currency Risk

As of December 31, 2002, we had no open forward-contracts. Our Thai subsidiaries keep their books in the Thai Baht currency. As such, the Thai balances are exposed to currency gains and losses depending upon the currency rate fluctuations when compared to the US dollar for the respective periods. The currency and re-measurement gains and losses for periods ended December 31, 2002 and 2001 are $(56,246) and $444,707.

(d) Interest Rate Fluctuations

Our interest expenses and income are sensitive to changes in interest rates. We had interest-bearing obligations of $3,767,157 for the period ended December 31, 2002 bearing various interest rates, and any fluctuation in the interest rate will have a direct impact on our interest expenses, cash flow and results of operations.

Item 8. Financial Statements and Supplementary Data

C O N T E N T S

Report of Independent Certified Public Accountants

Board of Directors
The Topaz Group, Inc.

We have audited the accompanying consolidated balance sheets of The Topaz Group, Inc. and Subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Topaz Group, Inc. and Subsidiaries as of December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Seattle, Washington
March 14, 2003 (except for note H2,
as to which the date is April 7, 2003)

The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

ASSETS

	December 31,
	2001	2002
CURRENT ASSETS
Cash and cash equivalents	$ 351,565	$ 127,766
Accounts receivable, net of allowance of $788,369 and $2,271,840	5,891,767	2,486,841
Inventories, net	19,004,800	24,403,037
Prepaid expenses and deposits	372,285	603,058

Total current assets	25,620,417	27,620,702

PROPERTY AND EQUIPMENT - NET	2,308,017	2,463,089

OTHER ASSETS	36,928	428,499

Total assets	$ 27,965,362	$ 30,512,290

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit	$ 2,054,698	$ 3,767,157
Current maturities of long term notes payable	-	560,964
Accounts payable	2,559,005	4,136,697
Accrued liabilities	1,171,030	628,019
Payables to related party	546,061	994,704

Total current liabilities	6,330,794	10,087,541

LONG TERM NOTES PAYABLE, less current maturities	-	902,792

REDEEMABLE ORDINARY SHARES	4,736,115	4,840,356

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Class A preferred stock, liquidation preference of $8,130,570	3,555,511	-
Class B preferred stock, liquidation preference of $2,811,193 and $2,442,534	1,007	1,007
Common stock	2,135	5,046
Additional paid in capital	1,673,330	5,225,930
Retained earnings	11,666,470	9,449,618
	16,898,453	14,681,601

Total liabilities and stockholders' equity	$ 27,965,362	$ 30,512,290

The accompanying notes are an integral part of these statements.

The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

(U.S. Dollars)

	2000	2001	2002

Sales	$ 32,483,043	$ 24,600,429	$ 22,915,303
Cost of goods sold	23,488,062	18,954,344	18,704,767

Gross profit	8,994,981	5,646,085	4,210,536

Selling, general and administrative expenses	4,136,931	4,349,697	6,172,011

Earnings (loss) from operations	4,858,050	1,296,388	(1,961,475)

Other income (expense)
Exchange rate gain (loss)	86,164	(88,295)	11,420
Interest expense	(101,256)	(84,510)	(350,206)
Interest income	4,114	2,560	1,490
Gain (loss) on remeasurement	(831,288)	444,707	(56,246)
Other, net	60,249	50,014	138,165
	(782,017)	324,476	(255,377)

Net earnings (loss)	$ 4,076,033	$ 1,620,864	$ (2,216,852)

Net earnings (loss) per share
Basic	$ 4.91	$ 1.16	$ (1.03)
Diluted	$ 0.72	$ 0.27	$ (1.03)

The accompanying notes are an integral part of these statements.

The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(U.S. Dollars)

Years ended December 31, 2000, 2001 and 2002

	Class A Preferred Stock	Class B Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total

Balance at January 1, 2000	$ 5,127,654	$ -	$ 763	$ 43,052	$ 5,970,087	$ 11,141,556

Conversion of preferred stock into common	(299,684)	-	262	299,422	-	-

Issuance of additional preferred shares under exchange agreement	514	-	-	-	(514)	-

Re-designation of preferred shares	(1,007)	1,007	-	-	-	-

Warrants issued for services	-	-	-	60,000	-	60,000

Net earnings for the year	-	-	-	-	4,076,033	4,076,033

Balance at December 31, 2000	4,827,477	1,007	1,025	402,474	10,045,606	15,277,589

Conversion of preferred stock into common	(1,271,966)	-	1,110	1,270,856	-	-

Net earnings for the year	-	-	-	-	1,620,864	1,620,864

Balance at December 31, 2001	3,555,511	1,007	2,135	1,673,330	11,666,470	16,898,453

Conversion of preferred stock into common	(3,555,511)	-	2,911	3,552,600	-	-

Net loss for the year	-	-	-	-	(2,216,852)	(2,216,852)

Balance at December 31, 2002	$ - -	$ 1,007	$ 5,046	$ 5,225,930	$ 9,449,618	$ 14,681,601

The accompanying notes are an integral part of this statement.

The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(U.S. Dollars)

Increase (Decrease) in Cash and Cash Equivalents	2000	2001	2002

Cash flows from operating activities
Net earnings (loss)	$ 4,076,033	$ 1,620,864	$ (2,216,852)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	145,307	117,141	186,408
Provision for doubtful accounts	317,090	-	1,468,084
Provision for obsolete inventory	-	27,478	463,077
Remeasurement of redeemable ordinary shares	(752,760)	(87,822)	104,241
Warrants granted for services	60,000	-	-
(Gain) loss on disposal of assets	-	-	(11,656)
Changes in assets and liabilities:
Receivables	(640,925)	(2,573,150)	1,936,843
Inventories	(2,137,554)	1,594,224	(5,861,314)
Prepaid expenses and deposits/other assets	57,236	(180,961)	(622,345)
Payables	(476,890)	(1,840,538)	1,577,692
Accrued liabilities	304,081	370,484	(94,368)

Net cash provided by (used in) operating activities	951,618	(952,280)	(3,070,190)

Cash flows from investing activities
Purchases of property and equipment, net	(242,538)	(297,425)	(349,653)
Proceeds from sale of fixed assets	-	-	19,829

Net cash used in investing activities	(242,538)	(297,425)	(329,824)

Cash flows from financing activities
Payment on notes payable, net	(1,736,947)	-	-
Borrowings (payments) on lines of credit, net	775,162	1,279,536	1,712,459
Proceeds from issuance of notes payable	-	-	1,463,756

Net cash provided by (used in) financing activities	(961,785)	1,279,536	3,176,215

Net increase (decrease) in cash and cash equivalents	(252,705)	29,831	(223,799)

Cash and cash equivalents at the beginning of period	574,439	321,734	351,565

Cash and cash equivalents at the end of period	$ 321,734	$ 351,565	$ 127,766

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$ 93,576	$ 84,510	$ 392,988

The accompanying notes are an integral part of these statements.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

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

Best Worth Agents Limited (Best Worth) owned 100% of the issued and outstanding preferred stock of Creative and Advance, which constituted 99.7% of the voting and dividend rights of Creative and Advance. On April 30, 1999, Best Worth entered into a share exchange agreement that was consummated on September 1, 1999. On September 1, 1999, Best Worth transferred 100% of its preferred shares in Advance and Creative in exchange for 100% (22,375,000 shares) of the voting convertible preferred stock of Chancellor Corporation (Chancellor), a non operating public shell company. Chancellor subsequently changed its name to The Topaz Group, Inc. The transaction resulted in the Company becoming the accounting acquirer, whereby Creative and Advance become subsidiaries of the Company and the historical financial statements of Creative and Advance become those of The Topaz Group, Inc. and Subsidiaries. Ordinary shares of Creative and Advance, representing 0.3% voting rights, remain outstanding to individual stockholders of those companies (see note J). On September 29, 2000, the Company issued an additional 3,084,000 shares of Class A Preferred Stock to Best Worth as called for under the terms of the original exchange agreement.

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

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4. Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the jewelry industry. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 90 days and are stated at amounts due form customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's pervious loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a moving average method.

6. Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from five to twenty years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

7. Advertising Expenses

The Company expenses the cost of advertising as it occurs. Advertising expenses for the years ended December 31, 2000, 2001 and 2002 totaled approximately $341,000, $332,000 and $52,900, respectively.

8. Functional Currency and Remeasurement.

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

9. Segment Information

The Company currently operates in one segment. Information related to the Company's operations by geographic areas is presented in note N.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding preferred shares using the "if-converted" method, and outstanding stock warrants using the "treasury stock" method.

The components of basic and diluted earnings per share were as follows:
	Year ended December 31,
	2000	2001	2002
BASIC
Net earnings (loss)	$ 4,076,033	$ 1,620,864	$ (2,216,852)
Preferred stock dividends	-	-	-
Net earnings (loss) available to common stockholders	4,076,033	1,620,864	(2,216,852)

Weighted average outstanding shares of common stock	829,727	1,399,092	2,142,861

Net earnings (loss) per share available to common stockholders	$ 4.91	$ 1.16	$ (1.03)

DILUTED
Net earnings (loss) available to common stockholders	$ 4,076,033	$ 1,620,864	$ (2,216,852)
Impact of assumed conversion of preferred stock	-	-	-
Net earnings (loss) available to common stockholders	4,076,033	1,620,864	(2,216,852)

Weighted average outstanding shares of common stock	829,727	1,399,092	2,142,861

Dilutive effect of preferred shares (1)	4,809,692	4,636,775	-
Common stock and potentially issuable common stock	5,639,419	6,035,867	2,142,861

Net earnings (loss) per share available to common stockholders	$ 0.72	$ 0.27	$ (1.03)
  The dilutive effect of warrants outstanding during each of the presented periods was immaterial to these computations.

At December 31, 2002 there were 1,038,397 shares of potentially issueable common stock. Because of the net loss for the year ended December 31, 2002, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

11. Fair Value of Financial Instruments

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

12. New Authoritative Accounting Pronouncements

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to affect the Company's consolidated financial statements.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date. The adoption of SFAS 146 is not expected to affect the Company's consolidated financial statements.

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company adopted SFAS 148 disclosure requirements effective December 31, 2002.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to affect the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its consolidated financial statements.

13. Use of Estimates

In preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

14. Reclassifications

Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE B - FACTORS THAT MAY AFFECT FUTURE OPERATIONS

At December 31, 2002, the Company had $127,766 of cash and cash equivalents and approximately $509,600 available under their lines of credits. If the Company is unable to secure additional financing or generate positive cash flow from operations, it may be required to take alterative actions. These actions such as selling inventory at less then favorable prices or entering into financing arrangements with above normal interest rates or fees could have an adverse impact on the Company's financial statements. No adjustments have been made to the accompanying financial statements due to this uncertainty.

NOTE C - STOCK SPLITS AND OTHER CHANGES TO COMPOSITION OF EQUITY

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

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	December 31,
	2001	2002

Trade receivables	$ 6,680,136	$ 4,758,681
Less allowance for doubtful accounts	788,369	2,271,840

	$ 5,891,767	$ 2,486,841

Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE D - ACCOUNTS RECEIVABLE - Continued

Changes in the Company's allowance for doubtful accounts are as follows:
	2001	2002

Beginning balance	$ 923,474	$ 788,369
Write-offs	-	-
Bad debt expense	-	1,468,084
Exchange rate (gain) loss on reserved receivables	(135,105)	15,387

Ending balance	$ 788,369	$2,271,840

NOTE E - INVENTORIES

Inventories consist of the following:
	December 31,
	2001	2002

Raw materials	$ 981,139	$ 5,433,333
Finished stones	17,200,314	18,011,149
Finished jewelry	850,825	1,449,110
	19,032,278	24,893,592
Less provision for obsolete stocks	27,478	490,555

	$ 19,004,800	$ 24,403,037

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2001	2002

Land and land improvements	$ 1,352,821	$ 1,352,821
Buildings and improvements	375,743	402,511
Machinery and equipment	1,263,953	1,282,612
Office furniture and equipment	542,715	702,783
Vehicles	283,147	376,846
	3,818,379	4,117,573
Less accumulated depreciation and amortization	1,510,362	1,654,484

	$ 2,308,017	$ 2,463,089

NOTE G - RELATED PARTY TRANSACTIONS

Payables to related parties consist of the following:
	December 31,
	2001	2002

Due to directors - net	$ 282,675	$ 573,122
Due from related parties	-	(15,000)
Accrued rent	263,386	436,582

	$ 546,061	$994,704

Related party accrued rent is owed to companies that are controlled by the Company's president.

The Company owes a controlling director of Creative a cumulative amount of $214,785 as of December 31, 2002. These loans have no stated term and do not bear interest. The debts are classified as a current liability and are expected to be paid within the fiscal year. The director also loaned the Company $208,337 at 7% interest compounded monthly to be repaid over 4 years (at $46,296 during 2003 to 2005 and $69,445 in 2006). In addition, the Company owes $150,000 to another director. This balance is on a $200,000 demand promissory note payable entered into January 2002. The note bears 11% interest.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE H - LINES-OF-CREDIT

1. Thai Lines of Credit

The Company had five line-of-credit arrangements with five Thai financial institutions entered into in October 1999 (1999 Line) and April 2000 (2000 Line) for $1,000,000 each, and August 2002 (2002 Line A) and September 2002 (2002 Line B and C) for $1,802,000, $1,512,000 and $930,000, respectively. All lines are renewable automatically on a yearly basis and are subject to the banks' periodic review resulting in adjustment of the Company's credit limit.

The 1999 line bears interest at a rate equal to LIBOR plus two percent (8.25% and 6% as of December 31, 2001 and 2002, respectively), is personally guaranteed by two of the Company's directors and collateralized by various real estate properties belonging to the Company and one of the directors.

The interest rate on the 2000 line is the same as on the 1999 line. It is also guaranteed by two of the Company's directors and secured by a deed on a real estate property owned by a related party. The 2000 line was closed and refinanced by the 2002 Line B in September 2002.

The 2002 Line A bears interest at a rate equal to Singapore Inter Bank Offered Rate (SIBOR) plus two percent (6% as of December 31, 2002), is personally guaranteed by two of the Company's directors and secured by several deeds on various properties owned by the Company.

The 2002 Line B bears interest at a rate equal to SIBOR plus three percent (7% as of December 31, 2002), is personally guaranteed by two of the company's directors and secured by a deed on a real estate property owned by a related party.

The 2002 Line C bears interest at a rate equal to Minimum Loan Rate (MLR) plus one percent (8.25% as of December 31, 2002), is guaranteed by two of the Company's directors and a related party. The line is also collateralized by various real estate properties belonging to the related party and a leasehold right owned by the Company.

As of December 31, 2002, approximately $509,600 was available under the above Thai lines of credit.

2. U.S. Line of Credit

The Company has a $2,000,000 line of credit with a U.S. financial institution, entered into in October 2001 and renewed in September 2002. Upon renewal, the line was reduced to $1,750,000 and extended through May 20, 2003. The borrowing base fluctuates based on the borrowing base formula defined as 70% of eligible accounts receivable. The line of credit bears interest at prime plus 1.25% (6% and 5.5% as of December 31, 2001 and 2002, respectively) and is secured by inventory and eligible accounts receivable in the United States, a second position on certain real estate and fixed assets in Thailand and by one of the Company's directors. As of December 31, 2002, approximately $41,184 was available for borrowing under this line of credit. This line is subject to various financial and non-financial covenants. As of December 31, 2002, the company was in violation of one of these financial covenants. On April 7, 2003, the Company received a formal demand for repayment of the outstanding balance of $221,708 due to several technical defaults. The Company has obtained a waiver on these defaults.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE I - LONG TERM NOTES PAYABLE

Long term notes payable to unrelated third parties consist of the following at December 31:
	2001	2002
Two unsecured notes payable to two Thai individuals payable in annual installments through December 31, 2006 bearing 7% interest rate	$ -	$ 815,584
Unsecured note payable to a Thai individual bearing 12% interest, due at maturity in December 2007	-	347,237
Unsecured note payable to a Thai individual bearing 12% interest rate, due at maturity in December 2003	-	69,444
Unsecured loan form a Thai company bearing 15% interest rate due at demand	-	231,491
	-	1,463,756
Less current maturities	-	560,964

	$ -	$ 902,792

Aggregate maturities of long term notes payable are approximately as follows:

Year ending December 31,

2003	$ 560,964
2004	231,481
2005	231,481
2006	92,593
2007	347,237

$1,463,756

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE J - STOCKHOLDERS' EQUITY

The Company has the following types of equity securities authorized and outstanding:

Preferred stock - 50,000,000 shares authorized as of December 31, 2001 and 2002.

Series A Preferred $0.001 par value - 26,000,000 shares designated, 2,911,050 and 0 shares issued and outstanding as of December 31, 2001 and 2002. All of the Series A shares were converted to common stock during the years ended December 31, 2002 and 2001. Each share of preferred stock has liquidation preferences, which are determined by a formula that takes into account, amongst other things, total stockholder's equity on a date of liquidation. Each preferred shareholder was entitled to one vote per share. General conversion provisions entitle each preferred share to be converted into one common stock share at the election of the holder. The preferred stock was subject to mandatory conversion at the rate of one share of preferred stock for one share of common stock, upon the undertaking by the Company of a public offering of its securities pursuant to the Securities Act of 1933, as amended. Holders of preferred stock are entitled to receive dividends from funds legally available, concurrent with the declaration of dividends on the Company's common stock.

Series B Preferred (see note B) $0.001 par value - 10,000,000 shares authorized, 1,006,513 shares issued and outstanding as of December 31, 2001 and 2002. Each share of preferred stock has liquidation preferences, which are determined by a formula that takes into account, amongst other things, total stockholder's equity on a date of liquidation.

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

Common stock - $0.001 par value - 100,000,000 authorized; 2,134,886 and 5,045,936 shares issued and outstanding as of December 31, 2001 and 2002, respectively. The voting rights are one vote per share.

Common stock warrants - On September 1, 1999, the Company authorized common stock warrants to be granted to three consultants in connection with future services. The warrants were granted monthly from September 1999 through June 2000. The number of the warrants issued in each tranché was determined as the fair value of the services provided (set at $10,000 total for each month) divided by the fair value of the underlying stock as determined on the date of each grant. The warrants' strike price on each grant date was equal to the fair value of the underlying stock on the date of each grant but not less than $2.50 per share. As of December 31, 2000, the Company had granted 32,884 warrants, resulting in $60,000 in additional expenses for the year ended December 31, 2000. The warrants expire on July 27, 2005 and have strike prices varying from $2.50 to $5.16 per share.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE J - STOCKHOLDERS' EQUITY - Continued

Stock options - On December 20, 2002, the Board of Directors approved the 2002 Stock Option Plan and approved 2,000,000 common stock options to be granted to employees and directors of the consolidated entity. The options are expected to be granted with exercise prices at or near the underlying stock's fair market value on the date of grant. The options generally will expire five years from the date of grant and are expected to vest in five equal tranches of 20% of the total options granted. No options have been granted.

A roll forward of shares issued and outstanding is as follows:
	Class A Preferred Stock	Class B Preferred Stock	Common Stock

Balance at January 1, 2000	22,375,000	-	763,000

Conversion of preferred stock	(1,307,700)	-	261,886

Issuance of additional preferred stock under April 30, 1999 exchange agreement	3,084,000	-	-

Shares issued in recapitalization	(20,130,250)	1,006,513	-

Balance at December 31, 2000	4,021,050	1,006,513	1,024,886

Conversion of preferred stock	(1,110,000)	-	1,110,000

Balance at December 31, 2001	2,911,050	1,006,513	2,134,886

Conversion of preferred stock	(2,911,050)	-	2,911,050

Balance at December 31, 2002	-	1,006,513	5,045,936

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE K - REDEEMABLE ORDINARY SHARES

Advance and Creative have 10,710,000 ordinary shares issued and outstanding to related parties. Certain of these related parties are preferred stockholders of the Company. The voting rights of the ordinary shares, with respect to Advance and Creative, are one vote per share or 0.3% of the total outstanding voting shares. The Company controls the remaining 99.7% of Advance and Creative as a result of the share exchange consummated on April 30, 1999 (as discussed in note A). The ordinary shares are not publicly traded and are eligible to receive dividends in proportion to their voting rights. Since the ordinary shares do not represent equity of the Company and the Company has an obligation to repurchase the ordinary shares they have been accounted for as redeemable equity of the Thai subsidiaries. Accordingly, the redeemable ordinary shares of the subsidiaries have been remeasured into U.S. dollars at the current rate as of December 31, 2001 and 2002.

NOTE L - INCOME TAXES

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

The income tax expenses reconciled to the tax computed at the U.S. statutory rate were approximately as follows:
	Year ended December 31,
	2000	2001	2002
Tax expense (benefit) computed at federal statutory rate	$ 1,386,000	$ 551,000	$ (753,000)
Non U.S. income exempt from tax	(1,520,000)	(599,000)	268,000
Valuation allowance	134,000	48,000	485,000

	-	-	-

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE L - INCOME TAXES - Continued

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
	December 31,
	2001	2002
Deferred asset
Net operating losses	$ 66,000	$ 503,000
Warrants	20,000	20,000
Inventory reserves	-	48,000
Valuation allowance	(86,000)	(571,000)

Net deferred tax asset	$ -	$ -

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.

NOTE M - COMMITMENTS

1. Operating Lease Agreements

The Company conducts its operations in leased facilities under operating leases expiring through February 2011. The Company has the option of extending the lease terms beyond the current expiration date. The following is a schedule by year of approximate minimum rental payments under such operating leases.
Year ending December 31,	Third Party	Related Party	Total

2003	$ 87,673	$ 66,977	$ 154,650
2004	85,082	66,977	152,059
2005	71,420	66,977	138,397
2006	48,793	66,977	115,770
2007	11,163	66,977	78,140
Thereafter	5,581	212,093	217,674

	$309,712	$546,978	$856,690

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE M - COMMITMENTS - Continued

Certain of the above leases provide for payment of taxes and other expenses by the Company. Rent expense for the leased facilities for the years ended December 31, 2000, 2001 and 2002, was approximately $72,000, $95,000 and $144,000, respectively.

2. Legal Reserve

Under the provisions of Thailand's Civil and Commercial Code, the Subsidiaries are required to set aside a legal reserve of at least five percent of their net earnings at each dividend declaration until the reserve reaches ten percent of the contributed capital. The reserve is not available for dividend distribution. As of December 31, 2001 and 2002, the reserve balance was $490,800, and was included in the Company's retained earnings.

NOTE N - RISK AND UNCERTAINTIES

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

2. Concentration of Credit Risk

As of December 31, 2001 and 2002 balances of two customers represented 8% and 42%, respectively, of the total accounts receivable. A balance due from a customer that represented 30% of the total accounts receivable as of December 31, 2002, was fully reserved due to its doubtful collectibility.

The Company performs ongoing credit evaluation of each customer's financial condition and maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management's projections.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE N - RISK AND UNCERTAINTIES - Continued

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

NOTE O - GEOGRAPHIC AREAS AND CONCENTRATIONS

1. Revenue (thousands)
	Year ended December 31,
	2000	2001	2002

United States	$ 28,347	$ 15,304	$ 17,306
Thailand	4,136	9,296	5,609

2. Long-lived assets
	December 31,
	2001	2002

US	$ 123,366	$ 109,754
Thailand	2,184,651	2,353,335

Total	$2,308,017	$2,463,089

3. Major customers

Details of individual customers accounting for more than 10% of the Company's sales are as follows:
	Sales (thousands)
	Year ended December 31,
	2000	2001	2002

Goldmine Enterprises, Inc.	$ 4,215	$ 3,487	$ 3,442
Helen Andrews	2,862	257	-
Home Shopping Network	591	1,268	314
Sears, Roebuck	1,785	1,027	2,373

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE O - GEOGRAPHIC AREAS AND CONCENTRATIONS - Continued

4. Major suppliers (thousands)

Details of individual suppliers accounting for more than 10% of the Company's purchases are as follows:
	Year ended December 31,
	2000	2001	2002

Gold Corporation	$ 3,657	$ 1,889	$ 1,184
Little Rock	2,667	1,525	2,527
TDC Gold	-	1,320	2,211

NOTE P - SELECTED QUARTERLY DATA (UNAUDITED)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2000
Net sales	$ 4,466,439	$ 5,989,268	$ 7,799,898	$ 14,227,438
Gross profit	1,161,274	1,976,458	2,183,971	3,673,278
Earnings from operations	47,526	1,041,967	1,092,637	2,675,921
Net earnings (loss)	(272,932)	1,152,582	1,198,819	1,997,564

Earnings per share from operations
Basic	$ 0.06	$ 1.37	$ 1.43	$ 3.23
Diluted	$ 0.01	$ 0.19	$ 0.20	$ 0.48

Net earnings (loss) per share
Basic	$ (0.36)	$ 1.51	$ 1.57	$ 2.41
Diluted	$ (0.36)	$ 0.21	$ 0.22	$ 0.35

Year ended December 31, 2001
Net sales	$ 4,586,282	$ 4,899,963	$ 5,525,989	$ 9,588,195
Gross profit	1,305,985	1,513,345	1,623,897	1,202,864
Earnings (loss) from operations	467,203	475,030	705,861	(351,706)
Net earnings (loss)	1,242,292	975,269	706,618	(1,303,315)

Earnings (loss) per share from operations
Basic	$ 0.40	$ 0.36	$ 0.49	$ (0.18)
Diluted	$ 0.08	$ 0.08	$ 0.12	$ (0.18)

Net earnings (loss) per share
Basic	$ 1.06	$ 0.74	$ 0.49	$ (0.66)
Diluted	$ 0.21	$ 0.16	$ 0.12	$ (0.66)

Year ended December 31, 2002
Net sales	$ 5,625,270	$ 4,906,225	$ 6,778,121	$ 5,605,687
Gross profit	1,468,873	183,769	586,545	1,971,349
Earnings (loss) from operations	547,796	(922,842)	(358,907)	(1,227,522)
Net earnings (loss)	528,047	(1,185,412)	(186,663)	(1,372,824)

Earnings (loss) per share from operations
Basic	$ 0.26	$ (0.43)	$ (0.17)	$ (0.57)
Diluted	$ 0.09	$ (0.43)	$ (0.17)	$ (0.57)

Net earnings (loss) per share
Basic	$ 0.25	$ (0.56)	$ (0.09)	$ (0.63)
Diluted	$ 0.08	$ (0.56)	$ (0.09)	$ (0.63)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors and executive officers and their present positions with us are as follows:

Name	Age	Position

Dr. Aphichart Fufuangvanich	53	Director, President and Chairman of the Board
Kittidhat Uathavikul	43	Director and General Manager
Leonard T. Orrin	57	Director and Director of Sales
Thiti Fufuangvanich	26	Director
Derek Raymond Pott	63	Independent Director
Roy Barrett	57	Independent Director
David Dikinis	51	Independent Director
Charoen Russametummachot	40	Independent Director
Jason Sugarman	32	Independent Director

Dr. Aphichart Fufuangvanich has served us as president and as a director since February 2001. He has worked within the manufacturing and sales business for over 30 years. Dr. Aphichart Fufuangvanich has extensive experience within this field and has spent the last five years consulting to various stone manufacturing and sales companies, including Topaz Group. Dr. Aphichart is the father of director Thiti Fufuangvanich.

Leonard T. Orrin has served as director of sales and as a director for Topaz Group since September 1999 and the Director of Sales for Topaz Group's subsidiaries since August 1995. Previously, he provided consulting services to various stone manufacturing and sales firms.

Thiti Fufuangvanich has served as a director since February 2001. From 1996 to 1999, he was a member of the Faculty of Engineering at Chulalongkorn University. He was the President of Student Government at Chulalongkorn University in 1999. Thiti Fufuangvanich is the son of director Dr. Aphichart Fufuangvanich.

David Dikinis has served us as an independent director since September 1998. He is the founder of Gemstones.com, Amulet, Gemstone and Jewelry Catalog each of which he established in 1990 and Talisman Catalog which he established 1995. Mr. Dikinis is a Gemologist (GIA) and former board member of the American Gem Trade Association (AGTA).

Jason Sugarman has served us as an independent director since September 2001. Mr. Sugarman is a principal of MKA Capital, a privately held real estate fund located in Orange County, California. He started at MKA in March 2000. Prior to this position Mr. Sugarman was the president of Cardinal Mortgage from February 1999 to March 2000. From 1994 to 2000, Mr. Sugarman was a principal of Patriot Homes, a land development and homebuilding company. He has a BA degree in economics from Stanford University.

Roy Barrett has served us as an independent director since December 2002, and is the Chairman of The Audit Committee of the Company. Mr. Barrett is the Managing Director of Shiro Medical and Country Manager for Shriro in Thailand. Prior to this position Mr. Barrett was a member of the Board of Mayflower Holdings Ltd from 1995. From 1982 to 1990 he was Group Financial Director of Inchcape (Thailand) Ltd and then he became Managing Director Industrial Marketing until 1994. From 1972 to 1982 he worked for Kent (Thailand) Ltd as Firstly Financial Director and latterly as Managing Director. From 1964 until 1972 he was with Price Waterhouse and qualified in 1968. Mr. Barrett is a Fellow of the Institute of Chartered Accountants in England and Wales, and holds a Diploma from the Institute of Marketing

Charoen Russametummachot has served us as an independent director since December 2002, and is a member of The Audit Committee of the Company. He is majoring in Marketing in the Joint Doctoral Program of Business Administration at the National Institute of Development Administration, Bangkok, Thailand. Between 1999 and 2001 he was Sales Trainer for Performa Thailand Ltd. He was Marketing Manager for BST Elastomer Co. Ltd, and between 1989 and 1996 he held various positions of increasing responsibility with Mobil Oil Thailand Ltd.

Derek Raymond Pott has served us as an independent director since December 2002, and is a member of The Audit Committee of the Company. From 1967 until 1998 he worked with Price Waterhouse, Bangkok, from 1989 as their taxation Partner, he is now semi-retired but continues to work for PricewaterhouseCoopers on a part time basis. He qualified with Wilson de Zouche and Mackenzie of Liverpool, England. He is a Fellow of the Institute of Chartered Accountants in England and Wales. He holds a BA (Comm.) from Manchester University, England.

Kittidhat Uathavikul has served a General Manager of The Topaz Group and of its subsidiary Creative Gems since August 2002 and as a director of The Topaz Group since December 2002. For fourteen years Mr. Uathavikul was the COO of Univentures Public Company Ltd, and prior as Managing Director of Forward Systems Co. Ltd.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning the compensation that will be paid on an annualized basis to our chief executive officer and the three (3) other most highly paid executive officers for all services to be rendered in all capacities to us during the fiscal years ended December 31, 2000, 2001 and 2002. No other executive officer other than those listed below in the Summary Compensation Table received a total annual salary and bonus of $100,000 or more.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Aphichart Fufuangvanich, Chairman & CEO	2002 2001 2000	125,000 125,000 -			- - -	- - -
Timothy Matula Treasurer	2002 2001 2000	96,000 96,000 36,000			- - -	4,933 - -
Terrance Cuff Chief Financial Officer (Former)	2002 2001 2000	96,000 96,000 -			- - -	- - -
Kittidhat Uathavikul General Manager	2002 2001 2000	38,000 - -			- - -	- - -

The following table provides information concerning individual stock option grants and stock appreciation rights (SARs) made during the last completed fiscal year to each of the named executive officers below.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our common stock and series B preferred stock as of December 31, 2002 by each person known by us to beneficially own more than 5% of the outstanding shares of common stock, or preferred stock.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Best Worth Agents, Ltd. (1)	2,711,050	53.73%
Series B Preferred Stock	Best Worth Agents, Ltd. (1)	1,006,513	100%
Common Stock	Jeremy F. Watson	400,000	7.93%

(1) Jariya Sae-Fa is the beneficial owner of Best Worth Agents, Ltd. and the sister of Dr. Aphichart Fufuangvanich, who is also one of our directors.

(a) Security Ownership of Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002 by each of our directors and named executive officers, and our directors and named executive officers as a group.

(1) Title of class	(2) Name and address of beneficial owner(1)	(3) Amount and nature of beneficial ownership	(4) Percent of class

Common Stock	Timothy Matula (3)	176,133	3.39%
Common Stock	Dr. Aphichart Fufuangvanich	40,437	0.81%
Common Stock	David Dikinis	900	0.02%
Common Stock	Charoen Russametummachot	-
Common Stock	Jason Sugarman	-
Common Stock	Leonard Orrin	-
Common Stock	Thiti Fufuangvanich	-
Common Stock	Roy Barrett	-
Common Stock	Derek Raymond Pott	-
Common Stock	Thiti Fufuangvanich	-
Common Stock	Kittidhat Uathavikul	-

Common Stock	All Officers and Directors as a Group	220,033	4.27%

(2) Unless otherwise indicated, the address of each beneficial owner is the care of Topaz Group, Inc., 126/1 Krungthonburi Road, Banglampoo Lang, Klongsarn, Bangkok 10600 Thailand.

(3) Includes shares of common stock issuable upon exercise of warrants that are exercisable within sixty days.

Item 13. Certain Relationships and Related Transactions.

During the fiscal year ended December 31, 1999, we exchanged an aggregate of $905,369 of gemstones from Calibration of Gems Factory Co., Ltd., and Well Gems & Jewelry Co., Ltd. and Trillion Royal Grand Company Limited, companies controlled by Dr. Aphichart Fufuangvanich. Dr. Aphichart is one of our directors. These transactions were negotiated at arm's length and the prices paid for the gemstones were no less favorable than those we could have obtained from independent parties on the open market.

Ms. Jariya Sae-Fa, a director of our wholly owned subsidiary Creative through January 2002 and the managing member of Best Worth Agents, Ltd., had loaned to us the cumulative amount of $214,785 as of December 31, 2002. The loans from Ms. Sae-Fa have no term and do not bear interest. The debts are classified as a current liability and are expected to be paid within the fiscal year. Ms. Sae-Fa also loaned us nine million Baht ($208,337) at 7% interest compounded monthly with repayment over 4 years at 2 million in 2003, 2 million in 2004, 2 million in 2005 and 3 million in 2006.

Item 14. Evaluation of Disclosure Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the "Evaluation Date"), the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company's disclosure controls and procedures are effective.

In connection with their audit of the Company's financial statements as of and for the year ended December 31, 2002, Grant Thornton LLP ("GT") advised the Company that it had identified certain deficiencies in the Company's internal control procedures that GT considered to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. GT advised the Audit Committee on March 10, 2003, that it identified certain deficiencies in the Company's ability to timely and accurately present our inventory and our financial reports.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above. Although we have not yet taken any corrective actions with respect to the material weaknesses we have disclosed above, these matters have been discussed by GT with the Audit Committee of the Board of Directors of the Company. We intend to take corrective actions during the 2003 reporting period.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a. Financial Statements. The Financial Statements appear on page F-

b. Financial Statement Schedules.

c. Reports on Form 8-K.

We filed no reports on Form 8-K during the fiscal year ending December 31, 2002.

d. Exhibits. The following exhibits are hereby filed with this report:

Exhibit Number	Description
3(i)(a).

Amended and Restated Articles of Incorporation of the Company, dated November 17, 1998, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

3(i)(b).

Certificate of Change in the Number of Outstanding Shares of Common Stock, dated November 16, 2000, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

3(ii).	Bylaws of the Company, dated June 5, 1996, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.
4.1.

Amended and Restated Certificate of Designation of the Company's Series A Preferred Stock and Series B Preferred Stock, dated July 20, 2001, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

4.2.	2002 Stock Option Plan of the Company.
10.1.

Contract between the Company and the Curators of the University of Missouri, dated March 1, 2001, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

10.2.

Joint Venture Agreement between Creative Gems & Jewelry Co., Ltd. and Muthama Gemstones (Kenya) Limited, dated September 6, 1999, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

10.3.

Credit Facilities Agreement between UOB Radanasin Bank Pcl and the Creative Gems & Jewelry Co. Ltd., dated April 12, 2000, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

21.1.	Subsidiaries of the Registrant.
99.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

_______________________________ Dr. Aphichart Fufuangvanich	THE TOPAZ GROUP Director, President and Chairman of the Board	April __, 2003

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

Signature	Title	Date
_______________________________ Dr. Aphichart Fufuangvanich	Director, President and Chairman of the Board	April ___, 2003
_______________________________ Peter J. Brongers	Chief Financial Officer	April ___, 2003
_______________________________ Kittidhat Uathavikul	Director and General Manager	April ___, 2003
_______________________________ Leonard T. Orrin	Director and Director of Sales	April ___, 2003
_______________________________ Roy Barrett	Director	April ___, 2003
_______________________________ Thiti Fufuangvanich	Director	April ___, 2003
_______________________________ David Dikinis	Director	April ___, 2003
_______________________________ Derek Pott	Director	April ___, 2003
_______________________________ Charoen Russametummachot	Director	April ___, 2003
_______________________________ Jason Sugarman	Director	April ___, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Aphichart Fufuangvanich, certify that:

1. I have reviewed this quarterly report on Form 10-K of Topaz Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April ___, 2003

_____________________
Dr. Aphichart Fufuangvanich
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Peter J. Brongers, certify that:

1. I have reviewed this quarterly report on Form 10-K of Topaz Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) evaluated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April ___, 2003

_____________________
Peter J. Brongers
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
3(i)(a).

Amended and Restated Articles of Incorporation of the Company, dated November 17, 1998, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

3(i)(b).

Certificate of Change in the Number of Outstanding Shares of Common Stock, dated November 16, 2000, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

3(ii).	Bylaws of the Company, dated June 5, 1996, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.
4.1.

Amended and Restated Certificate of Designation of the Company's Series A Preferred Stock and Series B Preferred Stock, dated July 20, 2001, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

4.2.	2001 Stock Option Plan of the Company.
10.1.

Contract between the Company and the Curators of the University of Missouri, dated March 1, 2001, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

10.2.

Joint Venture Agreement between Creative Gems & Jewelry Co., Ltd. and Muthama Gemstones (Kenya) Limited, dated September 6, 1999, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

10.3.

Credit Facilities Agreement between UOB Radanasin Bank Pcl and the Creative Gems & Jewelry Co. Ltd., dated April 12, 2000, incorporated by reference to the Company's Registration Statement on Form 10-12G filed with the Commission on 10/30/2001.

21.1.	Subsidiaries of the Registrant.
99.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21.1

LIST OF SUBSIDIARIES

1. Creative Gems and Jewelry Co., Ltd.

2. Advance Gems and Jewelry Co., Ltd.

3. Advance Gems Manufacturing Co., Ltd.

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Topaz Group, Inc., a Nevada corporation (the "Company"), on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Aphichart Fufuangvanich, Chief Executive Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 12, 2003

/s/ Aphichart Fufuangvanich
_____________________
Aphichart Fufuangvanich
Chief Executive Officer

* * *

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Topaz Group, Inc., a Nevada corporation (the "Company"), on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Peter J. Brongers, Chief Financial Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 12, 2003

/s/ Peter J. Brongers
_____________________
Peter J. Brongers
Chief Financial Officer