Form 10-Q
period 2003-03-31
TOPAZ GROUP INC
filed 2003-05-20
CIK 1059280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2003

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

Yes /X/ No / /


TABLE OF CONTENTS
Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003
(Unaudited)	2

Consolidated Statements of Operations for the Three Months Ended March 31,
2002 and 2003 (Unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended March
31, 2002 and 2003 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks	10

ITEM 4. Controls and Procedures	11

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	12

ITEM 2. Changes in Securities and Proceeds	12

ITEM 3. Default Upon Senior Securities	12

ITEM 4. Submission of Matters to a Vote of Security Holders	12

ITEM 5. Other Information	12

ITEM 6. Exhibits and Reports on Form 8-K	12


The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	December31	March31
	2002	2003
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 127,766	$ 114,762
Accounts receivable, net of allowance of $2,271,840 and $2,273,404	2,486,841	2,973,688
Inventories, net	24,403,037	24,800,190
Prepaid expenses and deposits	603,058	362,123

Total current assets	27,620,702	28,250,763

PROPERTY AND EQUIPMENT - NET	2,463,089	2,529,649

OTHER ASSETS	428,499	30,291

Total assets	$ 30,512,290	$ 30,810,703

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit	$ 3,767,157	$ 3,508,948
Current maturities of long term notes payable	560,964	638,106
Accounts payable	4,136,697	4,678,716
Accrued liabilities	628,019	549,535
Advances	-	2,367,870
Payables to related party	994,704	1,075,204

Total current liabilities	10,087,541	12,818,379

LONG TERM NOTES PAYABLE, less current maturities	902,792	909,042

REDEEMABLE ORDINARY SHARES	4,840,356	2,843,670

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Class A preferred stock	-	-
Class B preferred stock, liquidation preference of $2,442,534 and $2,369,032	1,007	1,007
Common stock	5,046	5,046
Additional paid in capital	5,225,930	5,225,930
Retained earnings	9,449,618	9,007,629
	14,681,601	14,239,612
Total liabilities and stockholders' equity	$ 30,512,290	$ 30,810,703

The accompanying notes are an integral part of these statements.


The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Three months ended March 31,
	2002	2003

Sales	$ 5,625,270	$ 5,400,104
Cost of goods sold	4,156,397	4,208,308

Gross profit	1,468,873	1,191,796

Selling, general and administrative expenses	921,077	1,441,979

Earnings (loss) from operations	547,796	(250,183)

Other income (expense)
Exchange rate gain (loss)	8,359	(966)
Interest expense	(17,215)	(81,219)
Loss on remeasurement	(68,796)	(119,971)
Other, net	57,903	10,350

	(19,749)	(191,806)

NET EARNINGS (LOSS)	$ 528,047	$ (441,989)

NET EARNINGS (LOSS) PER SHARE:
Basic	$ 0.24	$ (0.09)

Diluted	$ 0.08	$ (0.09)

The accompanying notes are an integral part of these statements.


The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31,

Increase (Decrease) in Cash and Cash Equivalents	2002	2003

Cash flows from operating activities
Net earnings (loss)	$ 528,047	$ (441,989)
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization	37,100	63,765
Provision for obsolete stock	-	177,135
Remeasurement of redeemable ordinary shares	71,094	33,508
Changes in assets and liabilities:
Receivables	(818,807)	(486,848)
Inventories	(3,848,558)	(574,288)
Prepaid expenses, deposits and other assets	(261,867)	639,143
Accounts payable	2,525,453	542,019
Payables to related party	-	80,500
Accrued liabilities	866,142	(78,484)
Advances	-	2,367,870

Net cash provided by (used in) operating activities	(901,396)	2,322,331

Cash flows from investing activities
Purchases of property and equipment	(17,752)	(130,325)

Net cash used in investing activities	(17,752)	(130,325)

Cash flows from financing activities
Borrowings (payments) on line of credit, net	885,135	(258,209)
Proceeds from issuance of notes payable	-	83,393
Repurchase of redeemable ordinary shares	-	(2,030,194)

Net cash provided by (used in) financing activities	885,135	(2,205,010)

Net decrease in cash and cash equivalents	(34,013)	(13,004)

Cash and cash equivalents at the beginning of period	351,565	127,766

Cash and cash equivalents at the end of period	$ 317,552	$ 114,762

Supplemental disclosure of cash flow information:
Interest paid during the period	$ 17,215	$ 144,394

The accompanying notes are an integral part of these statements.


The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. This form 10-Q should be read in conjunction with the form 10-K that includes an audited consolidated balance sheet as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 2002.

NOTE B - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Thailand subsidiaries, Creative Gems & Jewelry Limited ("Creative"), TGI (Thailand) Limited ("TGIT"), Advance Gems & Jewelry Limited ("Advance") and Advance Gems Manufacturing Co., Ltd ("Advance Manufacturing") (collectively, the "Subsidiaries"). All significant intercompany accounts and transactions have been eliminated. Except as otherwise disclosed, all amounts are in U.S. dollars.

NOTE C - INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2002	2003

Raw materials	$ 5,433,333	$ 5,122,645
Finished stones	18,011,149	19,234,304
Finished jewelry	1,449,110	1,110,931

	24,893,592	25,467,880
Less provision for obsolete stock	(490,555)	(667,690)

	$ 24,403,037	$ 24,800,190


The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - EARNINGS (LOSS) PER COMMON SHARE

The components of basic and diluted earnings (loss) per share were as follows:
	Three months ended March 31,
	2002	2003

BASIC
Net earnings (loss)	$ 528,047	$ (441,989)

Weighted average outstanding
shares of common stock	2,134,886	5,045,936

Net earnings (loss) per share	$ 0.24	$ (0.09)

DILUTED
Net earnings (loss) available to
common shareholders	$ 528,047	$ (441,989)

Weighted average outstanding
shares of common stock	2,134,886	5,045,936

Dilutive effect of preferred shares (1)	3,917,563	-

Common stock and potentially issuable
common stock	6,052,449	5,045,936

Net earnings (loss) per share	$ 0.08	$ (0.09)

  The dilutive effect of warrants outstanding during each of the presented periods was immaterial to these computations and the preferred shares were excluded for the quarter ended March 31, 2003 due to their anti-dilutive effect.

NOTE E-REDEEMABLE ORDINARY SHARES

In March 2003, the Company repurchased 8,709,993 ordinary shares of Creative from related parties at its par value. As of March 31, 2003 the Company had 12,200,007 ordinary shares outstanding.


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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 AND MARCH 31, 2002

SALES. Total sales for the quarter ended March 31, 2003 were $5,400,104 compared to $5,625,270 for the quarter ended March 31, 2002, a decrease of 4%. The decrease in sales was mainly due to the economic and political uncertainties in relation to the war in Iraq. However, in spite of these uncertainties we were able to almost maintain last year's sales level.

COST OF GOODS SOLD. Cost of goods sold for the quarter ended March 31, 2003 was $4,208,308 representing 77.9% of sales, compared to $4,156,397 for the quarter ended March 31, 2002, which represented 73.8% of sales for that quarter. The increase in cost of goods sold is due in part to increased radiation costs per unit for the topaz products colored at the University of Missouri. The Company is charged a base fixed fee and per unit costs to use this reactor. As the amount of stones sent for coloration went down with the same fixed fees, the average costs for the stones was higher.

OPERATING COSTS. Operating costs were $1,441,979 for the quarter ended March 31 2003, or 26.7% of revenues, compared to $921,077 for the quarter ended March 31, 2002, or 16.3% of revenues. The increase is due primarily to additional inventory reserves, additional trade shows, and lay-off compensation.

OPERATING PROFIT/LOSS. Operating loss for the quarter ended March 31, 2003 was ($250,183) compared to a profit of $547,796 for the quarter ended March 31, 2002. The main reason for this was increased administrative expenses and a lower gross margin percentage.

OTHER INCOME. Other income and (expense) was ($191,806) in the quarter ended March 31, 2003 compared to ($19,749) in the quarter ended March 31, 2002. The change is almost entirely due to gains (losses) resulting from currency fluctuations. Our Thai subsidiaries maintain their books and records in Thai Baht. However, their functional currency is the U.S. dollar. Monetary assets and liabilities and related income and expense items are remeasured using the current rates. Certain non-monetary assets (notably property and equipment) are remeasured at historical rates. Other nonmonetary balance sheet items and related revenues, expenses, gains and losses are remeasured using average exchange rates. The remeasurement gain (loss) was $(119,971) in the quarter ended March 31, 2003, compared to


($68,796) for the comparable quarter in 2002. This was principally caused by reduced Baht currency fluctuations relative to the US dollar in the quarter ended March 31, 2003 compared to the same quarter for 2002. The Company is considering hedging to offset currency losses.

NET EARNINGS (LOSS). Net earnings (loss) was ($441,989) for the first quarter ended 2003 compared to net earnings of $528,047 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of working capital are income from operations, borrowings under our revolving credit facilities and short-term loans from a Company affiliate. At March 31, 2003, we had a cash and cash equivalent balance of $114,762 and working capital of $15,432,384.

The net decrease in cash and cash equivalents for the quarter ended March 31, 2003 was ($13,004) compared to ($34,013) for the quarter ended March 31, 2002.

As announced, the Company is in the process of redeeming ordinary shares in its Thai subsidiaries for inventory. At the end of the quarter the process is incomplete with the inventory yet to be identified. The accounts therefore show an advance of cash received in anticipation of delivery of stones for the shares. The cashflow of the repurchase of redeemable shares is offset by advances. Failure to identify the inventory may result in the cancellation of the repurchase of the redeemable ordinary shares at this time.

The cashflow resulted from net loss of ($441,989); increased receivables ($486,848) as a result of the higher fourth quarter sales; increased inventories ($574,288) due to cutting stones on an even base whereas sales are highest in the third and fourth quarter; increased accounts payable $542,019 as a result of the increased inventories and increased pre-paid expenses, deposits and other assets of $639,143.

We have line-of-credit arrangements with three Thai financial institutions. These lines are renewable automatically on a yearly basis. The lines are also subject to the banks' periodic reviews resulting in adjustment of our credit limit. The Thai lines bear interest at a rate equal to LIBOR plus two percent, SIBOR plus two and three percent and MLR plus one percent. . The lines are personally guaranteed by two of our directors and collateralized by various real estate properties belonging to us and a related party. As of March 31, 2003, approximately $700,000 was available for commercial draft borrowing under the Thai lines. As of March 31, 2003 and March 31, 2002, the outstanding balance under the Thai lines of credit was $3,284,763 and $1,012,500, respectively.

The effects on liquidity of carrying large values of inventory can be referenced by days of sales in inventory. On average, for the twelve months ended March 31, 2003 and 2002, inventory would remain on the books for 450 days and 403 days, respectively, until sold. The inventory is classified as a current asset on the balance sheet but restricts the use of working capital until the inventory is sold. The increase in inventory days was caused by the build up of inventories to support the replenishment of inventories with wholesalers and retailers.


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

Currently the Company is in a tight cash situation. Considering a number of very large orders under negotiation in the US an increase in borrowing facilities is necessary. Management believes that without an increase in facilities, future growth will be difficult to realize.

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

Year ending December 31	Third Party	Related Party
2003	$ 87,673	$ 66,977
2004	85,082	66,977
2005	71,420	66,977
2006	48,793	66,977
2007	11,163	66,977
Thereafter	5,581	212,093

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


future income. This is due to the constantly changing exposure in the Thai Baht for our Thai subsidiaries.

As of March 31, 2003, the average daily interbank exchange rate for the Baht was trading at 43.00 Baht to one US dollar. The exchange rate in Thailand stabilized further over 2002 and into the first quarter of 2003. We are unable to predict whether this trend will continue and its impact on our future financial condition or the results of operations and, if so, whether such an effect will be positive or negative.

3. EXCHANGE RATE FLUCTUATION

	THAI BAHT
	FIRST QTR	SECOND QTR	THIRD QTR	FOURTH QTR
2003
High	42.88
Average	42.84
Low	42.75

2002
High	44.57	43.82	44.03	44.23
Average	43.80	42.85	42.14	43.24
Low	43.00	41.26	40.04	43.08

2001
High	45.00	45.85	45.87	45.07
Average	43.29	45.45	44.98	44.40
Low	42.19	44.68	43.92	43.37

Future volatility in the Baht may come from the continued strength in the Thai exports. In the past twelve months the Thai economy, in general, has shown signs of recovery with a substantial increase in foreign as well as local investments.

We anticipate the cost of raw materials, which includes precious and non-precious metals, to show moderate cost increases in the short-term.


4. FOREIGN CURRENCY RISK

As of March 31, 2003, we had no open forward-contracts. Our Thai subsidiaries keep their books in the Thai Baht currency. As such, the Thai balances are exposed to currency gains and losses depending upon the currency rate fluctuations when compared to the US dollar for the respective periods. The currency and remeasurement gains and losses for periods ended March 31, 2003 and 2002 are ($119,971) and ($68,796), respectively.

5. INTEREST RATE FLUCTUATIONS

Our interest expenses and income are sensitive to changes in interest rates. We had interest-bearing obligations of $3,508,948 for the period ended March 31, 2003 bearing various interest rates, and any fluctuation in the interest rate will have a direct impact on our interest expenses, cash flow and results of operations.

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

b. Exhibits. The following exhibits are hereby filed with this report:

99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2003

THE TOPAZ GROUP, INC.

By: /s/ Peter Brongers
___________________________
Name: Peter J. Brongers
Title: Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, George Pfeiffer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Topaz Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date: May 20, 2003

/s/ George Pfeiffer
_____________________
George Pfeiffer
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Peter J. Brongers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Topaz Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date: May 20, 2003

/s/ Peter J. Brongers
_____________________
Peter J. Brongers
Chief Financial Officer

INDEX TO EXHIBITS

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

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Topaz Group, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, George Pfeiffer, Chief Executive Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 20, 2003

/s/ George Pfeiffer
_____________________
George Pfeiffer
Chief Executive Officer

* * *

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Topaz Group, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Peter J. Brongers, Chief Financial Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 20, 2003

/s/ Peter J. Brongers
_____________________
Peter J. Brongers
Chief Financial Officer