Form 10-Q
period 2003-03-31
TOPAZ GROUP INC
filed 2003-08-20
CIK 1059280

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934.

For the quarterly period ended June 30, 2003 OR

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

+66 2-439-4621

(Registrant's telephone number, including area code)

Copies to: Michael D. Spadaccini, Esq.
12531 El Camino Real, Unit A
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

Yes /X/ No / /

TABLE OF CONTENTS
Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003	1
(Unaudited)

Consolidated Statements of Operations for the Three and Six Months Ended June 30,	2
2002 and 2003 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30,	3
2002 and 2003 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)	4

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations	6

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks	8

ITEM 4 Controls and Procedures	9

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	9

ITEM 2. Changes in Securities and Proceeds	9

ITEM 3. Default Upon Senior Securities	9

ITEM 4. Submission of Matters to a Vote of Security Holders	9

ITEM 5. Other Information	9

ITEM 6. Exhibits and Reports on Form 8-K	9

The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31	June 30
	2002	2003
CURRENT ASSETS		(unaudited)
Cash and cash equivalents	$ 127,766	$ 314,830
Accounts receivable, net of allowance of $2,271,840 and $2,001,503	2,486,841	2,148,214
Inventories, net	24,403,037	22,381,823
Prepaid expenses and deposits	603,058	290,386

Total current assets	27,620,702	25,135,253

PROPERTY AND EQUIPMENT - NET	2,463,089	2,235,671

OTHER ASSETS	428,499	30,926

Total assets	$ 30,512,290	$ 27,401,850

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit	$ 3,767,157	$ 4,184,992
Current maturities of long term notes payable	560,964	1,185,104
Accounts payable	4,136,697	4,954,615
Accrued liabilities	628,019	659,243
Advances	-	2,111,155
Payables to related party	994,704	1,199,658

Total current liabilities	10,087,541	14,294,767

LONG TERM NOTES PAYABLE, less current maturities	902,792	619,785

REDEEMABLE ORDINARY SHARES	4,840,356	2,908,370

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Class A preferred stock	-	-
Class B preferred stock, liquidation preference of $2,442,534and $1,593,968	1,007	1,007
Common stock	5,046	5,046
Additional paid in capital	5,225,930	5,225,930
Retained earnings	9,449,618	4,346,945
	14,681,601	9,578,928

Total liabilities and stockholders' equity	$ 30,512,290	$ 27,401,850

The accompanying notes are an integral part of these statements.

The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Three months ended June 30 Six months ended June 30
	2002	2003	2002	2003

Sales	$ 4,906,225	$ 3,935,774	$ 10,531,495	$ 9,335,878
Cost of goods sold	4,722,456	6,707,447	8,878,853	11,099,394

Gross profit	183,769	(2,771,673)	1,652,642	(1,763,516)

Selling, general and administrative expenses	1,106,611	1,226,594	2,027,688	2,668,573

Loss from operations	(922,842)	(3,998,267)	(375,046)	(4,432,089)

Other income (expense)
Exchange rate gain (loss)	(5,782)	4,345	2,577	1,157
Interest expense	(41,381)	(253,894)	(58,596)	(335,113)
Loss on re-measurement	(226,439)	(250,799)	(295,235)	(370,770)
Other, net	11,032	21,570	68,935	34,142

	(262,570)	(478,778)	(282,319)	(670,584)

NET LOSS	$(1,185,412)	$(4,477,045)	$(657,365)	$(5,102,673)

NET LOSS PER SHARE:
Basic and diluted	($.56)	($.89)	($.31)	($1.01)

The accompanying notes are an integral part of these statements.

The Topaz Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30

Increase (Decrease) in Cash and Cash Equivalents	2002	2003

Cash flows from operating activities
Net loss	$ (657,365)	$ (5,102,673)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	85,727	144,088
Provision for slow moving inventory	-	3,256,251
Re-measurement of redeemable ordinary shares	303,195	98,208
Changes in assets and liabilities:
Receivables, net of allowance	2,146,007	338,627
Inventories	(5,350,270)	(1,235,037)
Prepaid expenses, deposits and other assets	(157,953)	710,245
Accounts payables	4,162,708	817,918
Payables to related party	-	204,954
Accrued liabilities	(407,336)	31,224
Advances	-	2,111,155

Net cash provided by operating activities	124,713	1,374,960

Cash flows from investing activities
Proceeds from sales of property and equipment	-	321,060
Purchases of property and equipment	(205,080)	(237,730)

Net cash provided by (used in) investing activities	(205,080)	83,330

Cash flows from financing activities
Borrowings on notes payable	-	341,133
Borrowings on line of credit, net	449,703	417,835
Repurchase of redeemable ordinary shares	-	(2,030,194)

Net cash provided by financing activities	449,703	(1,271,226)

Net increase in cash and cash equivalents	369,336	187,064

Cash and cash equivalents at the beginning of period	351,565	127,766

Cash and cash equivalents at the end of period	$ 720,901	$ 314,830

Supplemental disclosure of cash flow information:
Interest paid during the period	$ 70,766	$ 312,037

The accompanying notes are an integral part of these statements.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. This Form 10-Q should be read in conjunction with the Form 10-Q for the first quarter of this year as well as the Form 10-K that includes audited consolidated financial statements for the years ended December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 2002.

NOTE B - MANAGEMENT PLANS

The Company has sustained recurring losses from operations, continued provisions on its inventory and reported a negative gross margin for the six months ended June 30, 2003.

In view of the matters described in the preceding paragraphs, recoverability of a portion of the recorded asset amounts shown in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations and to meet its financing requirements on a continuing basis. Management has focused on the following action plans:

In the first quarter additional sales people were hired for the US market. Their efforts are starting to show results and in the coming months we expect an increase in orders. Special sales actions have been and will be organized at our Bangkok office for sample jewelry inventory.

A cost reduction plan has been put into place and is starting to have positive results. Beginning in August 2003 part of the production facility will be moved to Cambodia, consequentially reducing the operating costs substantially. In early 2004 we will be able to close down our factory in the north of Thailand.

There is no assurance that the Company will achieve its current operating plan, obtain capital or have sufficient resources to fund continuing operations through at least June 30, 2004. The ultimate success of the Company will depend on increasing revenues and generating income from operations.

NOTE C - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Thailand subsidiaries, Creative Gems & Jewelry Limited ("Creative"), TGI (Thailand) Limited (TGIT), Advance Gems & Jewelry Limited ("Advance") and Advance Gems Manufacturing Co., Ltd ("Advance Manufacturing") (collectively, the "Subsidiaries"). All significant inter-company accounts and transactions have been eliminated. Except as otherwise disclosed, all amounts are in U.S. dollars.

NOTE D - RESTATEMENT OF PREVIOUS REPORTED STATEMENT OF OPERATIONS

Subsequent to March 31, 2003, we identified an inventory related error impacting our statement of operations for the three months ended March 31, 2003. The correction of this error has been reflected in the accompanying statement of operations for the three months ended June 30, 2003. The error resulted in an overstatement of gross margin and net loss of $183,639 for the three months ended March 31, 2003, and an understatement of gross margin and net loss of $183,639 for the three months ended June 30, 2003. After correction of this error, net loss for the three months ended March 31, 2003 is $625,628. The effect on basic and diluted net loss per common share was an understatement of $.03 for the three months ended March 31, 2003. The total net loss for the first six months of 2003 remains the same. Our previously filed Form 10Q filed May 20, 2003 will be amended to give effect to this correction.

NOTE E - INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2002	2003

Raw materials	$ 5,433,333	$ 3,867,691
Finished stones	18,011,149	20,757,980
Finished jewelry	1,449,110	1,502,958

	24,893,592	26,128,629
Less provision for slowing moving inventory	(490,555)	(3,746,806)

	$ 24,403,037	$ 22,381,823

NOTE F - REDEEMABLE ORDINARY SHARES

Advance and Creative have 12,200,007 ordinary shares issued and outstanding to related parties as of June 30, 2003. Some of these related parties are preferred stockholders of the Company. The ordinary shares are not publicly traded and are eligible to receive dividends in proportion to their voting rights. Since the ordinary shares do not represent equity of the Company and the Company has an obligation to repurchase the ordinary shares they have been accounted for as redeemable equity of the Thai subsidiaries. In March 2003, the Company repurchased 8,709,993 ordinary shares of Creative from related parties at its par value.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE G - LOSS PER COMMON SHARE

The components of basic and diluted loss per share were as follows:
	Three months ended June 30		Six months ended June 30
	2002	2003	2002	2003

BASIC
Net loss	$ (1,185,412)	$(4,477,045)	$ (657,365)	$ (5,102,673)

Weighted average outstanding
shares of common stock	2,134,886	5,045,936	2,134,886	5,045,936

Net loss per share	($.56)	($.89)	($.31)	($1.01)

DILUTED
Net loss available to common shareholders	$(1,185,412)	$(4,477,045)	$(657,365)	$ (5,102,673)

Weighted average outstanding
shares of common stock	2,134,886	5,045,936	2,134,886	5,045,936

Dilutive effect of preferred shares (1)	-	-	-	-

Common stock and potentially issuable
common stock	2,134,886	5,045,936	2,134,886	5,045,936

Net loss per share	($.56)	($.89)	($.31)	($1.01)

  The dilutive effect of warrants outstanding during each of the presented periods was immaterial to these computations.

NOTE H - SUBSEQUENT EVENT

On July 9, 2003, 700,000 common shares of the Company were transferred to Bank of Asia Thailand, one of our main lenders, as additional security for the outstanding facilities. The shares were repurchased from Best Worth Agents Ltd., the majority shareholder, at $1.00 per share, which approximates the trading value on July 8, 2003. The repurchase will be accounted for under the treasury stock method. The Company issued a promissory note to Best Worth Agents Ltd. The promissory note is payable on July 8, 2004 and bears an interest of 8.75% per annum.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In May of 2003, FASB issued Statement 149, which amends Statement 133 by clarifying various derivatives related issues and provides for more consistent reporting of derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The Company has not yet determined the impact of this statement, but anticipates that it will be complying with the provisions of the statement, which is to be applied prospectively.

In May 2003, FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of Statement 150 is not expected to have any effect on the Company's financial position, results of operations, or cash flows.

The Topaz Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 AND JUNE 30, 2002

SALES. Total sales for the quarter ended June 30, 2003 were $3,935,774 compared to $4,906,225 for the quarter ended June 30, 2002, a decrease of 20%. Total sales for the six months ended June 30, 2003 were $9,335,878 compared to $10,531,495 for the six months ended June 30, 2002, a decrease of 11%. The decrease in sales is attributable to two factors. First, the SARS epidemic restricted travel and restricted our visits to trade fairs. Second, the continuing weakness in the US economy contributed to lower sales.

COST OF GOODS SOLD. Cost of goods sold for the quarter ended June 30, 2003 was $6,707,447 representing 170.4% of sales, compared to $4,722,456 for the quarter ended June 30, 2002, which represented 96.3% of sales for that quarter. For the six months ended June 30, 2003, cost of goods sold was $11,099,394, representing 118.9% of sales, compared to $8,878,853 for the six months ended June 30, 2002. The negative gross margins were primarily due to additional provisions on slow moving inventory because of continued slower sales of semi precious stones.

OPERATING COSTS. Operating costs were $1,226,594 for the quarter ended June 30 2003, or 31.2% of revenues, compared to $1,106,611 for the quarter ended June 30, 2002, or 22.6% of revenues.

Operating costs were $2,668,573 for the six months ended June 30 2003, or 28.6% of revenues, compared to $2,027,688 for the six months ended June 30, 2002, or 19.3% of revenues. The increase in operating costs compared to the same periods in 2002 was primarily the result of two factors. First, we incurred increased sales expenses due to an increased number of presentations at trade shows, and associated travel expenses. Second, we incurred increased expenses due to our planned listing of Creative Gems & Jewelry on the Thai Stock Exchange. We have since postponed our plan to list Creative Gems & Jewelry on the Thai Stock Exchange.

OPERATING LOSS. Operating loss for the quarter ended June 30, 2003 was $3,998,267 compared to a loss of $922,842 for the quarter ended June 30, 2002. Operating loss for the six months ended June 30, 2003 was $4,432,089 compared to a loss of $375,046 for the six months ended June 30, 2002. The primary reason for the increase in our operating loss was the additional provisions on slow moving inventory during the second quarter of 2003.

OTHER EXPENSE. Other expense was $478,778 for the quarter ended June 30, 2003 compared to $262,570 for the quarter ended June 30, 2002. The change is mostly due to higher interest expense as a result of additional short-term borrowings. Additionally, with certain suppliers, a delay of payment of invoices was agreed but with interest over the agreed period. Other expense was $670,584 for the six months ended June 30, 2003 compared to $282,319 for the six months ended June 30, 2002. The main reasons were the higher interest expense from additional short-term borrowings and loss on re-measurement in the first quarter and second quarter.

NET LOSS. Net loss was $4,477,045 for the second quarter ended June 30, 2003 compared to a net loss of $1,185,412 for the same quarter in 2002. Net loss was $5,102,673 for the six months ended June 30, 2003 compared to $657,365 for the six months ended June 30, 2002. Net loss increased due to additional provisions on slow moving inventory, interest expense from additional short-term borrowings and loss on re-measurements of foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of working capital are income from operations, borrowings under our revolving credit facilities and short-term loans from a company affiliate. At June 30, 2003, we had a cash and cash equivalent balance of $314,830 and working capital of $10,840,486.

The net cash used in financing activities for the quarter ended June 30, 2003 was $1,271,226 compared to cash provided by financing activities of $449,703 for the quarter ended June 30, 2002. The change was mainly the result of our repurchase of redeemable shares in the first quarter of 2003.

The cash provided by operating activities for the quarter ended June 30, 2003 was $1,374,960, compared to $124,713 for the same period in 2002. The increase was primarily the result of advances of $2,111,155 in the first quarter of 2003. Additionally, there were changes in assets and liabilities, including a decrease in receivables of $338,627, and an increase in inventories of $1,235,037. These were the results of slower sales in 2003 and additional provision on slow moving inventory in the second quarter of 2002.

We have line-of-credit arrangements with four Thai financial institutions. With all institutions new credit agreements have been finalized at equal or lower interest rates. Furthermore, we received term loans in the amount of $400,000 to pay for outstanding and overdue letters of credit.

All lines are renewable automatically on a yearly basis. The lines are also subject to the banks' periodic reviews resulting in adjustment of our credit limit. The Thai lines bear interest at a rate equal to LIBOR plus two percent, SIBOR plus two and three percent and Minimum Lending Rate minus one percent. As of June 30, 2003 banking facilities were as follows;

  overdraft facilities $450,000
  short term loans $1,500,000
  documentary packing credit loan $2,770,000
  foreign exchange lines $540,000

We have no available funds to borrow from all facilities. All lines are personally guaranteed by two of our directors and collateralized by various real estate properties belonging to directors. In addition, 700,000 shares of the Company are being held as additional collateral by Bank of Asia.

The effects on liquidity of carrying large values of inventory can be referenced by days of sales in inventory. On average, for the twelve months ended June 30, inventory would remain on the books for around 450 days. Some gemstones did not show any sales over this period. Although the sales of gemstones is fluctuating based on factors, such as fashion, additional provisions are set on those gemstones that showed a sales of less than 30% of total inventory on a yearly basis. Provisions were as follows; 25% on inventory of gemstones with a yearly sales between 20-30% of inventory value, 50% on inventory of gemstones with a yearly sales between 10-20% of inventory value and 75% on inventory of gemstones with a yearly sales of less than 10% of inventory value. The total additional provision on slow moving inventory of gemstones was $670,000 for the quarter ended June 30, 2003. The inventory is classified as a current asset on the balance sheet but restricts the use of working capital until the inventory is sold.

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

Accounts Receivable - We maintain an allowance for uncollectible accounts. We estimate the reserve each quarter based on the historical experience, the composition of outstanding balances, credit experience trends and other relevant information. The application of this methodology may result in increases or decreases in our provision for uncollectible accounts from quarter to quarter.

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

New Accounting Pronouncements

In May of 2003, FASB issued Statement 149, which amends Statement 133 by clarifying various derivatives related issues and provides for more consistent reporting of derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The Company has not yet determined the impact of this statement, but anticipates that it will be complying with the provisions of the statement, which is to be applied prospectively.

In May 2003, FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of Statement 150 is not expected to have any effect on the Company's financial position, results of operations, or cash flows.

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

As of June 30, 2003, the average daily interbank exchange rate for the Baht was trading at 41.70 Baht to one US dollar. The exchange rate in Thailand is currently stable.

3. EXCHANGE RATE FLUCTUATION

	THAI BAHT
	FIRST QTR	SECOND QTR	THIRD QTR	FOURTH QTR
2003
High	42.88	42.10
Average	42.84	41.95
Low	42.75	41.40

2002
High	44.57	43.82	44.03	44.23
Average	43.80	42.85	42.14	43.24
Low	43.00	41.26	40.04	43.08

Future volatility in the Baht may come from the continued strength in the Thai exports. In the past twelve months the Thai economy, in general, has shown signs of recovery with a substantial increase in foreign as well as local investments.

We anticipate the cost of raw materials, which includes precious and non-precious metals, to show moderate cost increases in the short-term.

4. FOREIGN CURRENCY RISK

As of June 30, 2003, we had no open forward-contracts. Our Thai subsidiaries keep their books in the Thai Baht currency. As such, the Thai balances are exposed to currency gains and losses depending upon the currency rate fluctuations when compared to the US dollar for the respective periods. The currency and re-measurement gains and losses for quarters ending June 30, 2003 and 2002 were ($250,799) and ($226,439), respectively.

5. INTEREST RATE FLUCTUATIONS

Our interest expenses and income are sensitive to changes in interest rates. We had interest-bearing obligations of $5,989,881 for the period ended June 30, 2003 bearing various interest rates, and any fluctuation in the interest rate will have a direct impact on our interest expenses, cash flow and results of operations.

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

In connection with their audit of the Company's consolidated financial statements as of and for the year ended December 31, 2002, Grant Thornton LLP ("GT") advised the Company that it had identified certain deficiencies in the Company's internal control procedures that GT considered to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. GT advised the Audit Committee on March 10, 2003, that it identified certain deficiencies in the Company's ability to timely and accurately present our inventory and our financial reports.

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

a. Reports on Form 8-K.

We filed no reports on Form 8-K during the second quarter of 2003.

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

Date: August 19, 2003

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

Date: August 19, 2003

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

Date: August 19, 2003

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

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Topaz Group, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, George Pfeiffer, Chief Executive Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 19, 2003

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

Date: August 19, 2003

/s/ Peter J. Brongers
_____________________
Peter J. Brongers
Chief Financial Officer